Form 10-Q
period 1998-09-18
INFORMATION HOLDINGS INC
filed 1998-09-21
CIK 1063744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 1-14371

                            INFORMATION HOLDINGS INC
             (Exact name of registrant as specified in its charter)

Delaware                                    06-1518007
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

23 Old Kings Highway South, Darien, CT      06820
----------------------------------------    ------------------------------------
(Address of principal executive offices)    (Zip Code)

                                 (203) 662-4203
                   ------------------------------------------
                         (Registrant's telephone number,
                         including area code)

                                 Not Applicable
                   ------------------------------------------
                   (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                  Outstanding as
                        Class                    of September 18, 1998
                        -----                    ---------------------

            Common Stock, par value $.01              16,943,189

                            INFORMATION HOLDINGS INC.
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)


                                                                                             Page
                                                                                             ----

         Consolidated Statements of Operations for the
              three months and six months ended June 30, 1997 and June 30, 1998...............3

         Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998................4

         Consolidated Statements of Cash Flows for the
              six months ended June 30, 1997 and June 30, 1998................................5

         Notes to Consolidated Financial Statements...........................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................9

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds......................................13

     Item 6.  Exhibits and Reports on Form 8-K...............................................14

Signatures    ...............................................................................15

                            Information Holdings Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                            Three Months Ended June 30,   Six Months Ended June 30,
(in thousands, except per share data)               1997         1998      1997          1998

Revenues                                           $  7,145    $ 10,345   $ 15,843    $ 21,073

Costs and expenses:
  Cost of sales                                       2,195       2,518      4,863       5,376
  Selling, general and administrative expenses        5,248       6,347     10,853      12,319
  Depreciation and amortization                         322       1,293        581       2,571
                                                   ---------   ---------  ---------   ---------
Total operating expenses                              7,765      10,158     16,297      20,266
                                                   ---------   ---------  ---------   ---------

Operating income (loss)                                (620)        187       (454)        807

Interest income (expense), net                           34          31        (93)         68
Other expenses                                         (142)          0       (142)          0
                                                   ---------   ---------  ---------   ---------
Income (loss) before income taxes                      (728)        218       (689)        875

Provision for income taxes                                0          36          0          92
                                                   ---------   ---------  ---------   ---------
Net income (loss)                                  $   (728)   $    182   $   (689)   $    783
                                                   ---------   ---------  ---------   ---------
                                                   ---------   ---------  ---------   ---------


Pro forma income data:
  Income (loss) before income taxes, as reported   $   (728)   $    218   $   (689)   $    875
  Pro forma income taxes                                  0          36          0          92
                                                   ---------   ---------  ---------   ---------
  Pro forma net income (loss)                      $   (728)   $    182   $   (689)   $    783
                                                   ---------   ---------  ---------   ---------
                                                   ---------   ---------  ---------   ---------

  Pro forma earnings (loss) per share              $  (0.04)   $   0.01   $  (0.04)   $   0.05
                                                   ---------   ---------  ---------   ---------
                                                   ---------   ---------  ---------   ---------


                 See notes to consolidated financial statements.

                            Information Holdings Inc.
                           Consolidated Balance Sheets
                                 (in thousands)


                                                    December 31,    June 30,      June 30,
                                                        1997          1998          1998
                                                                   (unaudited)   Pro forma
                                                                                (unaudited)

Assets
Current assets:
  Cash and cash equivalents                          $ 10,280      $  9,373      $ 60,712
  Accounts receivable, net                              4,968         3,374         3,374
  Inventories                                           3,803         3,979         3,979
  Prepaid expenses and other current assets             1,466         2,529         2,529
                                                     --------      --------      --------
Total current assets                                   20,517        19,255        70,594

Property and equipment, net                             4,041         3,791         3,791
Pre-publication costs                                   3,289         2,775         2,775
Other assets                                              826         1,148         1,148
Publishing rights and other intangible assets, net     21,519        19,698        19,698
Deferred tax asset                                         27            27            27
                                                     --------      --------      --------
Total assets                                         $ 50,219      $ 46,694      $ 98,033
                                                     --------      --------      --------
                                                     --------      --------      --------

Liabilities and stockholders' equity
Current liabilities:
  Current portion of capitalized lease obligations   $    233      $    253      $    253
  Accounts payable                                      2,950         1,591         1,591
  Accrued expenses                                      3,511         3,288         3,288
  Royalties payable                                     1,749         1,716         1,716
  Deferred subscription revenue                         7,582         6,991         6,991
                                                     --------      --------      --------
Total current liabilities                              16,025        13,839        13,839

Capital leases                                          2,955         2,822         2,822
Long-term debt                                          2,000             0             0
Other long-term liabilities                               683           683           683
                                                     --------      --------      --------
Total liabilities                                      21,663        17,344        17,344
                                                     --------      --------      --------

Stockholders' equity:
  Class A preferred                                    31,804        31,804             0
  Class B preferred                                     1,663         1,674             0
  Common stock                                              0             0           169
  Paid in capital                                           0             0        84,648
  Retained deficit                                     (4,911)       (4,128)       (4,128)
                                                     --------      --------      --------
Total stockholders' equity                             28,556        29,350        80,689
                                                     --------      --------      --------

Total liabilities and stockholders' equity           $ 50,219      $ 46,694      $ 98,033
                                                     --------      --------      --------
                                                     --------      --------      --------


                 See notes to consolidated financial statements.

                            Information Holdings Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)


                                                                    Six Months Ended June 30,
                                                                          1997       1998

Cash flows from operating activities
Net income (loss)                                                      $   (689)   $    783
  Adjustments to reconcile net income (loss)  to net cash
    provided by operating activities:
  Depreciation and amortization                                             581       2,571
  Amortization of pre-publication costs                                   1,186       1,108
Changes in assets and liabilities:
  Accounts receivable                                                    (2,530)      1,594
  Inventories                                                               699        (176)
  Prepaid expenses and other current assets                                (919)     (1,063)
  Accounts payable and accrued expenses                                   2,045      (1,582)
  Royalties payable                                                         271         (33)
  Deferred subscription revenue                                             287        (591)
  Other                                                                     710        (367)
                                                                      ----------   ----------
Net cash provided by operating activities                                 1,641       2,244
                                                                      ----------   ----------
Cash flows from investing activities
Purchase of property and equipment                                         (278)       (295)
Pre-publication costs                                                      (800)       (594)
Acquisitions of businesses and titles                                   (23,180)       (160)
                                                                      ----------   ----------
Net cash used in investing activity                                     (24,258)     (1,049)
                                                                      ----------   ----------
Cash flows from financing activities
Repayments under line of credit                                               0      (2,000)
Capital contributions                                                    24,967          11
Payments on capitalized lease obligations                                   (86)       (113)
                                                                      ----------   ----------
Net cash provided by (used in) financing activities                      24,881      (2,102)
                                                                      ----------   ----------

Net increase (decrease) in cash and cash equivalents                      2,264        (907)
Cash and cash equivalents at beginning of period                              0      10,280
                                                                      ----------   ----------
Cash and cash equivalents at end of period                             $  2,264    $  9,373
                                                                      ----------   ----------
                                                                      ----------   ----------


                 See notes to consolidated financial statements.

                            Information Holdings Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1998


1.   Business Operations

       Information Ventures LLC ("IV"), a wholly owned subsidiary of Information Holdings Inc. ("IHI"), was formed on December 2, 1996 to create and build an information and publishing business. IV functions as a holding company and, through its subsidiaries, publishes information in print and electronic media in the fields of science, technology, business, environmental science, intellectual property, and certain related disciplines. Products are distributed on a worldwide basis, and the business has operating offices in the United States and Europe. Prior to IV's initial acquisition, which occurred effective as of January 1, 1997, IV had no operations or assets.

2.   Initial Public Offering

       On August 12, 1998, the members of IV contributed all of their direct and indirect equity interests to IHI, a newly formed Delaware corporation, in exchange for 12,200,000 shares of common stock of IHI representing 100 % of the initial outstanding equity interests (the "Exchange").

       Effective August 12, 1998, IHI sold 4,250,000 additional shares of common stock in an initial public offering at $12.00 per share. Subsequently, the underwriters exercised an option and purchased an additional 472,356 shares at $12.00 per share. Net proceeds, after deducting underwriting discounts and expenses, of approximately $51.3 million are available for general corporate purposes, including acquisitions. IHI, together with IV and its subsidiaries are referred to as the "Company". In August 1998, the Company used approximately $3.7 million of the proceeds to acquire two product lines as described in Note 8.

3.   Basis of Presentation

       The consolidated financial statements presented herein include the accounts of IV and subsidiaries; all of which are wholly owned. Because IHI had no business operations prior to the Exchange, the balance sheet and statement of operations for IHI are not included herein. All material inter-company accounts and transactions have been eliminated in consolidation. All acquisitions have been accounted for using the purchase method of accounting, and operating results have been included from the respective dates of acquisition.

       The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for such periods. The results of such periods are not necessarily indicative of operating results to be expected for a full year.

4.   Pro Forma Adjustments

       The pro forma balance sheet as of June 30, 1998 reflects the proceeds of the initial public offering of the Company's common stock completed in August 1998 (the "Offering"). The pro forma adjustments reflect the proceeds of the Offering, net of underwriting discounts and expenses, and the impact of the Exchange, as if such transactions occurred on June 30, 1998.

       No historical earnings per share data are presented, as the Company does not consider such data meaningful. The pro forma earnings (loss) per share data presented were computed using 16,943,185 shares outstanding, which reflects all shares outstanding following the Offering, as if such shares were outstanding since January 1, 1997.

5.   1998 Stock Option Plan

       In conjunction with the Offering, the Board of Directors of the Company adopted the Company's 1998 Stock Option Plan (the "Plan"). All directors and full-time employees of the Company are eligible to participate in the Plan. The aggregate number of shares of common stock as to which stock options may be granted under the Plan may not exceed 866,886, subject to adjustment as provided in the Plan.

       Options to purchase an aggregate of 528,213 shares under the Plan were granted on August 12, 1998. Such options are exercisable at a price of $12.00 per share and vest in four annual equal installments beginning on the first anniversary of the date of grant, except that the options granted to the Company's independent directors and certain executive officers have accelerated vesting schedules.

6.   Debt

       As of June 30, 1998, a subsidiary of the Company maintained a revolving line of credit (the "Credit Line") borrowing arrangement of $5,000,000 with State Street Bank. There were no borrowings outstanding under the Credit Line on June 30, 1998. In July 1998 the Company terminated the Credit Line.

7.   Pro forma Income Taxes

       As discussed in Note 2, in connection with the Offering, IV will become a wholly owned subsidiary of IHI, which will be subject to federal income taxes.

       The pro forma provisions for income taxes do not differ significantly from the historical amounts reported, because the Company has established valuation allowances to fully reserve for the net deferred tax asset. The net deferred tax asset has been fully reserved as the Company believes it is more likely than not that the asset will not be realized.

8.   Subsequent Events

       In August 1998 the Company acquired two product lines for consideration of approximately $3.7 million in cash: the Chapman & Hall list of mathematics and statistics books; and Chapman & Hall's electronic databases and books in the chemistry field. The majority of the purchase price is expected to be allocated to publishing rights and other intangible assets.

       In September 1998 a subsidiary of the Company entered into a loan agreement with an executive officer. Under the terms of the loan agreement, the subsidiary provided a loan of $550,000 bearing interest at a rate of 5.5% per annum; payable on demand.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview
     The Company is an information publisher that provides print and electronic information to end-users in the STM and professional markets and electronic access to intellectual property databases for end-users in the patent and trademark markets. The Company currently sells over 3,000 individual book titles and publishes approximately 300 new books each year. The Company also offers multiple subscription products and services, including journals, newsletters, annual handbooks and comprehensive information guides that are available in print and electronic formats. The Company offers its intellectual property databases on CD-ROM and through the Internet.

     The Company's principal sources of revenues are book publishing sales, subscription service sales and sales of patent and trademark information. Through CRC Press, the Company generates revenues from the sale of books and subscription products (72% and 28%, respectively, of total CRC Press revenues in the first six months of 1998). The Company believes that its book and subscription titles generate significant recurring demand. For example, while the Company published approximately 285 frontlist titles in 1997, it had a backlist of nearly 3,000 titles which accounted for approximately 68% of the Company's total book publishing revenues in 1997. Through MicroPatent, the Company generates revenues from Internet-based services, CD-ROM subscriptions and other products including database sales of historical and customized patent information (38%, 38% and 24%, respectively, of total MicroPatent revenues in the first six months of 1998). The Company expects that new publishing media, such as the Internet, will grow in significance in the future. Of the Company's total revenues of $21.1 million for the first six months of 1998, 82% and 18% were derived from CRC Press and MicroPatent, respectively.

Impact of Acquisitions and Outlook
     The Company was organized in December 1996 by Mason Slaine and Warburg, Pincus Ventures L.P. (the "Initial Stockholders") and, since its inception, has grown principally through acquisitions. As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

     In 1997 and early 1998, the Company recorded certain adjustments (the "Adjustments") in conjunction with the acquisition and reorganization of CRC Press and other businesses, as well as certain compensation matters. The Adjustments reduced revenues and operating loss of $7.1 million and ($.6) million for the three months ended June 30, 1997 by approximately $.7 million and $1.1 million, respectively. The Adjustments reduced revenues and operating loss of $15.8 million and ($.5) million for the six months ended June 30, 1997 by approximately $1.4 million and $3.8 million, respectively. Management does not expect these items to continue in the future, although other issues may arise from future acquisitions.

Results of Operations

Three Months ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenues. Revenues increased by $3.2 million, or 44.8%, from $7.1 million to $10.3 million due to: an increase of $2.3 million related to Auerbach and MicroPatent, businesses acquired in June 1997 and July 1997, respectively; an increase of $.6 million in domestic book sales; and an increase of $.7 million related to the Adjustments. These increases were partially offset by a decrease in international book sales of $.7 million.

     Cost of Sales. Cost of sales increased by $.3 million, or 14.7%, from $2.2 million to $2.5 million due to an increase of $.4 million related to Auerbach and MicroPatent. As a percentage of revenue, cost of sales declined from 30.7% to 24.3% based on improved gross margins at CRC Press and the higher gross margins of acquired businesses.

     Selling, general and administrative expenses (SG&A). SG&A increased by $1.1 million, or 20.9%, from $5.2 million to $6.3 million, due to operating expenses at MicroPatent and at CRC to support the integration of Auerbach. All other expenses were relatively constant in the aggregate.

     Depreciation and Amortization. Depreciation and amortization increased by $1.0, million or 301%, from $.3 million to $1.3 million. Amortization of intangible assets related to the MicroPatent acquisition was $.8 million, and MicroPatent depreciation was $.1 million in the second quarter of 1998.

     Net Income. Net income increased by $.9 million to $.2 million from a loss of $.7 million due to the factors described above.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenues. Revenues increased by $5.2 million, or 33.0%, from $15.9 million to $21.1 million due to: an increase of $5.4 million related to Auerbach and MicroPatent; an increase of $2.6 million in domestic book sales; and an increase of $1.4 million related to the Adjustments. These increases were offset by a decline of $4.5 million in international book sales due primarily to a one-time stocking order received from a new international distributor in early 1997.

     Cost of Sales. Cost of sales increased by $.5 million, or 10.5%, from $4.9 million to $5.4 million due to an increase of $1.3 million related to Auerbach and MicroPatent, partly offset by a decrease of $.8 million due to the decline in international book sales. As a percentage of revenue, cost of sales declined from 30.7% to 25.5% based on improved gross margins at CRC Press and the higher gross margins of acquired businesses.

     Selling, General and Administrative Expenses (SG&A). SG&A increased by $1.5 million, or 13.5%, from $10.8 million to $12.3 million due to: an increase of $2.5 million related to Auerbach and MicroPatent; an increase of $1.1 million in other expenses, including higher direct mail marketing costs; and a decrease of $2.1 million related to the Adjustments.

     Depreciation and Amortization. Depreciation and amortization increased by $2.0 million, or 343%, from $.6 million to $2.6 million. Amortization of intangible assets related to the MicroPatent acquisition was $1.6 million, and MicroPatent depreciation was $.2 million in the six months ended June 30, 1998.

Net Income. Net income increased by $1.5 million to $.8 million compared to a loss of $.7 million due to the factors described above.

Liquidity and Capital Resources

     Historically, the financing requirements of the Company have been funded through cash generated by operating activities and capital contributions from the Initial Stockholders.

     Cash and cash equivalents totaled $9.4 million at June 30, 1998 and $10.3 million at December 31, 1997. Excluding cash, the Company had a working capital deficit of $4.0 million at June 30, 1998 due primarily to the inclusion of $7.0 million of deferred subscription revenues, a non-cash obligation. Since the Company receives subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. On a pro forma basis, the Company had approximately $60.7 million in cash at June 30, 1998, which includes the proceeds of the Offering, net of underwriting discounts and expenses.

     Cash generated by operating activities was $2.2 million for the six months ended June 30, 1998 derived from net income of $.8 million plus non-cash charges of $3.7 million less an increase in operating assets, net of liabilities of $2.2 million. This increase in operating assets and liabilities was primarily due to payments associated with the Adjustments.

     Cash used by investing activities was $1.0 million for the six months ended June 30, 1998 due to capital expenditures, including pre-publication costs, of $.9 million and acquisition costs of $.1 million. The Company's existing operations are not capital intensive.

     Cash used for financing activities was $2.1 million for the six months ended June 30, 1998 representing payment of debt. The Company has no debt obligations as of June 30, 1998, other than approximately $3.1 million in capitalized lease obligations. The Company currently does not maintain a working capital facility but believes that, if needed, one would be available at market rates.

     The Company believes that net cash provided by operations, together with cash on hand and other available sources of funds, will be sufficient to fund the cash requirements of its existing operations. Excluding acquisition activity, the Company does not expect to use the proceeds of the Offering to fund operations. The Company currently has no commitments for material capital expenditures. However, future operating requirements and capital needs will be subject to economic conditions and other factors, many of which are beyond the Company's control.

     The Company will use net proceeds from the Offering for general corporate purposes including acquisitions. Other than the acquisition of product lines described in Note 8, the Company does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions. Pending such uses, the net proceeds will be invested in short-term, investment grade securities.

Seasonality

     The Company's business is mildly seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on historical publication schedules. In 1997, on a pro forma basis, 24% of the Company's revenues were generated during the fourth quarter with the first, second and third quarters accounting for 29%, 23% and 24% of revenues, respectively. The first quarter of 1997 was uncharacteristically high due to an initial stocking order from a new international distributor. Excluding this order, first through fourth quarter revenues were 22%, 25%, 27% and 26%, respectively. In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions and new product launches.

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 132, Employers' Disclosure About Pensions and Other Post-Retirement Benefits, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 132 contains no change in the Company's disclosure requirements, and SFAS No. 133 has no impact on the Company's financial position or results of operations.

Year 2000 Issue

     The Company has developed a plan to modify its information technology to be ready for the year 2000 and has begun converting critical data processing systems. The Company expects the projects to be completed by mid-1999 at a cost of approximately $.2 million. The estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect these projects to have a significant effect on operations. As of June 30, 1998, there have been no significant expenses incurred.

     The Company is in the process of communicating with its customers and suppliers in an effort to assess the status of their year 2000 issues. The Company has not yet formed an opinion as to whether its customers or suppliers will be able to resolve their year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations, if they fail to do so.

                            INFORMATION HOLDINGS INC.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The following report relates to the Company's initial public offering.


Commission file number of registration statement:             333-56665

Effective date:                                               August 6, 1998

Offering date:                                                August 6, 1998

Offering terminated?                                          Yes, prior to the sale of all securities
                                                              registered (over-allotment exercised only
                                                              in part).

Managing underwriters:                                        Merrill Lynch, Pierce, Fenner & Smith
                                                              Incorporated and BT Alex. Brown
                                                              Incorporated.

Class of securities:                                          Common stock, par value $.01

Amount registered:                                            4,887,500 shares (for account of the
                                                              Company only)
Aggregate price of amount registered (high end of
pricing range):                                               $68,425,000

Amount sold:                                                  4,722,356 shares

Aggregate price of amount sold:                               $56,589,240

Expenses incurred through August 31, 1998:

     Underwriting discounts                                   $3,887,747
     Other expenses (estimated)                               $1,400,000
     Total expenses (estimated)                               $5,287,747

Amount of expenses paid to directors, officers,
associates thereof, 10% holders or affiliates:                None

Net offering proceeds:                                        $51,301,493

Application of proceeds through August 31, 1998:

     Acquisition of product lines                             $3,644,325
     Temporary investments (U.S. treasury bills)              $47,657,168

Amount of proceeds paid to directors, officers,
associates thereof, 10% holders or affiliates:                None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.1      Certificate of Incorporation*
         3.2      Bylaws*
         4.1      Specimen Stock Certificate*
         27.1     Financial Data Schedule

         *Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, file no. 333-56665.


     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 1998


                                  INFORMATION HOLDINGS INC.
                                             (Registrant)


                                  By: /s/ Mason Slaine
                                      ----------------------------------------
                                      Mason Slaine, President and
                                        Chief Executive Officer


                                  By: /s/ Vincent Chippari
                                      ----------------------------------------
                                      Vincent Chippari, Executive Vice President
                                        and Chief Financial Officer