Form 10-Q
period 1998-09-30
INFORMATION HOLDINGS INC
filed 1998-11-13
CIK 1063744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-14371

                            INFORMATION HOLDINGS INC
             (Exact name of registrant as specified in its charter)

Delaware                                    06-1518007
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

23 Old Kings Highway South, Darien, CT      06820
----------------------------------------    ------------------------------------
(Address of principal executive offices)    (Zip Code)

                                 (203) 662-4203
               --------------------------------------------------
                         (Registrant's telephone number,
                              including area code)

                                 Not Applicable
               --------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. YES [ X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              Outstanding as
                                   Class                   of November 13, 1998
                       Common Stock, par value $.01         ------------------
                                                                16,943,189

                            INFORMATION HOLDINGS INC.
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

                                                                                             Page
                                                                                             ----
         Consolidated Statements of Operations for the
              three months and nine months ended September 30, 1997 and September 30, 1998....3

         Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998...........4

         Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1997 and September 30, 1998.....................5

         Notes to Consolidated Financial Statements...........................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................8

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds......................................12

     Item 6.  Exhibits and Reports on Form 8-K...............................................13

Signatures    ...............................................................................14

                            Information Holdings Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                                          --------------------------------         -------------------------------
(in thousands, except per share data)                         1997                1998               1997                 1998
                                                            -------             --------           --------             --------
Revenues .............................................      $ 9,623             $ 11,511           $ 25,466             $ 32,584

Costs and expenses:
  Cost of sales ......................................        3,343                2,752              8,206                8,128
  Selling, general and administrative expenses .......        6,945                6,931             17,798               19,250
  Depreciation and amortization ......................        1,668                1,356              2,249                3,927
                                                     ---------------     ----------------   ----------------     ----------------
Total operating expenses .............................       11,956               11,039             28,253               31,305
                                                     ---------------     ----------------   ----------------     ----------------

Operating income (loss) ..............................       (2,333)                 472             (2,787)               1,279

Interest income (expense), net .......................          (20)                 395               (113)                 463
Other income (expense), net ..........................           29                    0               (113)                   0

                                                     ---------------     ----------------   ----------------     ----------------
Income (loss) before income taxes ....................       (2,324)                 867             (3,013)               1,742

Provision for income taxes ...........................            0                   43                  0                  135

                                                     ---------------     ----------------   ----------------     ----------------
Net income (loss) ....................................     $ (2,324)               $ 824           $ (3,013)             $ 1,607
                                                     ---------------     ----------------   ----------------     ----------------
                                                     ---------------     ----------------   ----------------     ----------------


Pro forma income data:
  Income (loss) before income taxes, as reported .....     $ (2,324)               $ 867           $ (3,013)             $ 1,742
  Pro forma income taxes .............................            0                   43                  0                  135
                                                     ---------------     ----------------   ----------------     ----------------
  Pro forma net income (loss) ........................     $ (2,324)               $ 824           $ (3,013)             $ 1,607
                                                     ---------------     ----------------   ----------------     ----------------
                                                     ---------------     ----------------   ----------------     ----------------

  Pro forma earnings (loss) per share ................      $ (0.14)              $ 0.05            $ (0.18)              $ 0.09
                                                     ---------------     ----------------   ----------------     ----------------
                                                     ---------------     ----------------   ----------------     ----------------

                 See notes to consolidated financial statements.

                            Information Holdings Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                               December 31,          September 30,
                                                                   1997                  1998
                                                               ------------          -------------
                                                                                      (unaudited)
Assets
Current assets:
  Cash and cash equivalents ..............................          $ 10,280              $ 25,915
  Short-term investments .................................                 0                30,148
  Accounts receivable, net ...............................             4,968                 5,296
  Inventories ............................................             3,803                 4,267
  Prepaid expenses and other current assets ..............             1,466                 2,756
                                                               --------------        --------------
Total current assets .....................................            20,517                68,382

Property and equipment, net ..............................             4,041                 3,932
Pre-publication costs ....................................             3,289                 2,822
Other assets .............................................               826                 1,418
Publishing rights and other intangible assets, net .......            21,519                22,776
Deferred tax asset .......................................                27                    27

                                                               --------------        --------------
Total assets .............................................          $ 50,219              $ 99,357
                                                               --------------        --------------
                                                               --------------        --------------
Liabilities and stockholders' equity
Current liabilities:
  Current portion of capitalized lease obligations .......           $   233               $   258
  Accounts payable .......................................             2,950                 3,079
  Accrued expenses .......................................             3,511                 3,746
  Royalties payable ......................................             1,749                 1,273
  Deferred subscription revenue ..........................             7,582                 5,944
                                                               --------------        --------------
Total current liabilities ................................            16,025                14,300

Capital leases ...........................................             2,955                 2,759
Long-term debt ...........................................             2,000                     0
Other long-term liabilities ..............................               683                   683

                                                               --------------        --------------
Total liabilities ........................................            21,663                17,742
                                                               --------------        --------------
                                                               --------------        --------------

Stockholders' equity:
  Class A preferred ......................................            31,804                     0
  Class B preferred ......................................             1,663                     0
  Common stock ...........................................                 0                   169
  Paid in capital ........................................                 0                84,750
  Retained deficit .......................................            (4,911)               (3,304)
                                                               --------------        --------------
Total stockholders' equity ...............................            28,556                81,615
                                                               --------------        --------------

Total liabilities and stockholders' equity ...............          $ 50,219              $ 99,357
                                                               --------------        --------------
                                                               --------------        --------------

                 See notes to consolidated financial statements.

                            Information Holdings Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)
                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                 1997                 1998
                                                                                ---------            -------
Cash flows from operating activities
Net income (loss) ......................................................        $ (3,013)            $ 1,607
  Adjustments to reconcile net income (loss)  to net cash
    provided by operating activities:
  Depreciation and amortization ........................................           2,249               3,927
  Amortization of pre-publication costs ................................           1,739               1,634
  Other ................................................................             400                   0
Changes in assets and liabilities:
  Accounts receivable ..................................................             539                (328)
  Inventories ..........................................................             819                (464)
  Prepaid expenses and other current assets ............................          (1,168)             (1,290)
  Accounts payable and accrued expenses ................................           2,394                 364
  Royalties payable ....................................................             (65)               (476)
  Deferred subscription revenue ........................................             884              (1,639)
  Other ................................................................            (186)               (641)
                                                                           --------------        ------------
Net cash provided by operating activities ..............................           4,592               2,694
                                                                           --------------        ------------

Cash flows from investing activities
Purchase of property and equipment .....................................            (900)               (757)
Pre-publication costs ..................................................          (1,060)             (1,167)
Acquisitions of businesses and titles ..................................         (30,778)             (4,268)
Increase in short-term investments .....................................               0             (30,148)
Proceeds from sale of equipment ........................................              11                   0
                                                                           --------------        ------------
Net cash used in investing activity ....................................         (32,727)            (36,340)
                                                                           --------------        ------------

Cash flows from financing activities
Borrowings (repayments) under line of credit ...........................           3,000              (2,000)
Capital contributions ..................................................          33,467                  11
Issuance of common stock ...............................................               0              51,441
Payments on capitalized lease obligations ..............................            (129)               (171)
                                                                           --------------        ------------
Net cash provided by financing activities ..............................          36,338              49,281
                                                                           --------------        ------------

Net increase in cash and cash equivalents ..............................           8,203              15,635
Cash and cash equivalents at beginning of period .......................               0              10,280
                                                                           --------------        ------------
Cash and cash equivalents at end of period .............................         $ 8,203            $ 25,915
                                                                           --------------        ------------
                                                                           --------------        ------------
Supplemental cash flow information:
Interest paid ..........................................................           $ 230               $ 267
Income taxes paid ......................................................            $ 34                $ 13


                 See notes to consolidated financial statements.

                            Information Holdings Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1998


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

2.   Initial Public Offering

       On August 12, 1998, the members of IV contributed all of their direct and indirect equity interests to IHI, a newly formed Delaware corporation, in exchange for 12,200,000 shares of common stock of IHI representing 100% of the initial outstanding equity interests (the "Exchange").

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

3.   Basis of Presentation

       The consolidated financial statements presented herein include the accounts of IHI and subsidiaries, all of which are wholly owned. Because IHI had no business operations prior to the Exchange, the balance sheet and statement of operations for IHI for periods prior to August 12, 1998 are not included herein. The balance sheet and statements of operations for periods prior to August 12, 1998 include the accounts of IV and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. All acquisitions have been accounted for using the purchase method of accounting, and operating results have been included from the respective dates of acquisition.

       The financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for such periods. The results of such periods are not necessarily indicative of operating results to be expected for a full year.

4.   Pro Forma Adjustments

       No historical earnings per share data are presented, as the Company does not consider such data meaningful. The pro forma earnings (loss) per share data presented were computed using 16,943,185 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1997.

5.   1998 Stock Option Plan

       In conjunction with the initial public offering, the Board of Directors of the Company adopted the Company's 1998 Stock Option Plan (the "Plan"). All directors and full-time employees of the Company are eligible to participate in the Plan. The aggregate number of shares of common stock as to which stock options may be granted under the Plan may not exceed 866,886, subject to adjustment as provided in the Plan.

       Options to purchase an aggregate of 528,213 shares under the Plan were granted on August 12, 1998. Options to purchase an aggregate of 5,833 shares were granted on October 13, 1998. All options are exercisable at a price of $12.00 per share and vest in four annual equal installments beginning on the first anniversary of the date of grant, except that the options granted to the Company's independent directors and certain executive officers have accelerated vesting schedules.

6.   Pro Forma Income Taxes

       As discussed in Note 2, in connection with the initial public offering, IV became a wholly owned subsidiary of IHI, which will be subject to federal income taxes.

     The pro forma provisions for income taxes do not differ significantly from historical amounts reported, because the Company has established valuation allowances to fully reserve for the net deferred tax asset. The net deferred tax asset has been fully reserved as the Company believes it is more likely than not that the asset will not be realized.

7.   Acquisitions

     On August 19, 1998 the Company acquired two product lines for cash consideration of approximately $3.7 million: the Chapman & Hall list of mathematics and statistics books and Chapman & Hall's electronic databases and books in the chemistry field. The purchase price was allocated to publishing rights and other intangible assets.

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

     The Company's principal sources of revenues are book publishing sales, subscription service sales and sales of patent and trademark information. Through CRC Press, the Company generates revenues from the sale of books and subscription products (71% and 29%, respectively, of total CRC Press revenues in the first nine months of 1998). The Company believes that its book and subscription titles generate significant recurring demand. For example, while the Company published approximately 285 frontlist titles in 1997, it had a backlist of nearly 3,000 titles which accounted for approximately 68% of the Company's total book publishing revenues in 1997. Through MicroPatent, the Company generates revenues from Internet-based services, CD-ROM subscriptions and other products including database sales of historical and customized patent information (42%, 37% and 21%, respectively, of total MicroPatent revenues in the first nine months of 1998). The Company expects that new publishing media, such as the Internet, will grow in significance in the future. Of the Company's total revenues of $32.6 million for the first nine months of 1998, 83% and 17% were derived from CRC Press and MicroPatent, respectively.

Impact of Acquisitions and Outlook

     The Company was organized in December 1996 by Mason Slaine and Warburg, Pincus Ventures, L.P. (the "Initial Stockholders") and, since its inception, has grown principally through acquisitions. As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

     In 1997 and 1998, the Company recorded certain adjustments (the "Adjustments") in conjunction with the acquisition and reorganization of CRC Press and other businesses, as well as certain compensation matters. The Adjustments reduced revenues and operating loss of $9.6 million and ($2.3) million for the three months ended September 30, 1997 by approximately $1.3 million and $2.3 million, respectively. The Adjustments reduced revenues and operating loss of $25.5 million and ($2.8) million for the nine months ended September 30, 1997 by approximately $2.7 million and $6.1 million, respectively. The Adjustments reduced operating income of $.5 million and $1.3 million for the three and nine months ended September 30, 1998 by approximately $.8 million and $1.1 million, respectively. Management does not expect these items to continue in the future, although other issues may arise from future acquisitions.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Revenues. Revenues increased by $1.9 million, or 19.6%, from $9.6 million to $11.5 million due to: an increase of $1.5 million in subscription services, including the impact of the Adjustments, which reduced revenues in the prior year period; an increase of $.5 million in Internet sales of intellectual property information; and an increase of $.4 million in domestic book sales and other revenues at CRC Press. These increases were partially offset by a decrease in international book sales of $.3 million.

     Cost of Sales. Cost of sales decreased by $.6 million, or 17.7%, from $3.3 million to $2.7 million due primarily to a decrease of $.5 million at CRC Press, based on improved book publishing efficiencies and the integration of the Auerbach business. As a percentage of revenue, cost of sales declined from 34.7% to 23.9%.

       Depreciation and Amortization. Depreciation and amortization decreased by $.3 million, or 18.7%, from $1.7 million to $1.4 million due primarily to a decrease in amortization of intangible assets related to the MicroPatent acquisition.

     Interest Income (Expense). Interest income (expense) increased by $.4 million to $.4 million due to interest earned on proceeds from the initial public offering completed in August 1998.

     Net Income. Net income increased by $3.2 million to $.9 million from a loss of $2.3 million due to the factors described above.


Nine Months Ended September 30, 1998 Compared to Nine Months September 30, 1997

     Revenues. Revenues increased by $7.1 million, or 28.0%, from $25.5 million to $32.6 million due to: an increase of $5.9 million related to Auerbach and MicroPatent, businesses acquired in June 1997 and July 1997, respectively; an increase of $2.5 million in domestic book sales; and an increase of $2.6 million related to the Adjustments. These increases were offset by a decline of $4.5 million in international book sales due primarily to a one-time stocking order received from a new international distributor in early 1997.

     Cost of Sales. Cost of sales decreased by $.1 million, or .1%, from $8.2 million to $8.1 million due to decreases associated with the decline in international book sales, partly offset by an increase related to Auerbach and MicroPatent. As a percentage of revenue, cost of sales declined from 32.2% to 24.9% based on improved gross margins at CRC Press and higher gross margins of acquired businesses.

     Selling, General and Administrative Expenses (SG&A). SG&A increased by $1.5 million, or 8.2%, from $17.8 million to $19.3 million due to: an increase of $2.3 million related to Auerbach and MicroPatent; an increase of $1.3 million in other expenses, including higher direct mail marketing costs; and a decrease of $2.1 million related to the Adjustments.

     Depreciation and Amortization. Depreciation and amortization increased by $1.7 million, or 74.6%, from $2.2 million to $3.9 million due to: an increase in amortization of intangible assets related to the MicroPatent and Auerbach of $1.3 million; an increase in MicroPatent depreciation of $.2 million; and other increases at CRC Press of $.2 million.

     Interest Income (Expense). Interest income (expense) increased by $.6 million to $.5 million from ($.1) million due primarily to interest earned on proceeds of the initial public offering completed in August 1998.

     Net Income. Net income increased by $4.6 million to $1.6 million compared to a loss of $3.0 million due to the factors described above.

Liquidity and Capital Resources

     Historically, the financing requirements of the Company have been funded through cash generated by operating activities and capital contributions from the Initial Stockholders. The Company completed an initial public offering of its common stock in August 1998.

     Cash and cash equivalents totaled $25.9 million at September 30, 1998 and $10.3 million at December 31, 1997. Short-term investments totaled $30.1 million at September 30, 1998. Excluding cash and investments, the Company had a working capital deficit of $2.0 million at September 30, 1998 due primarily to the inclusion of $5.9 million of deferred subscription revenues, a non-cash obligation. Since the Company receives subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash.

     Cash generated by operating activities was $2.7 million for the nine months ended September 30, 1998, derived from net income of $1.6 million plus non-cash charges of $5.6 million less an increase in operating assets, net of liabilities of $4.5 million. This increase in operating assets and liabilities includes payments of $2.4 million associated with the Adjustments.

     Cash used by investing activities was $36.3 million for the nine months ended September 30, 1998 due primarily to purchases of short-term investments of $30.1 million. The Company also had capital expenditures, including pre-publication costs, of $1.9 million and acquisition costs of $4.3 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

     Cash provided by financing activities was $49.3 million for the nine months ended September 30, 1998 including net proceeds from the initial public offering of $51.4 million and repayments of debt obligations of $2.2 million. The Company has no debt obligations as of September 30, 1998, other than approximately $3.0 million in capitalized lease obligations. The Company currently does not maintain a working capital facility but believes that, if needed, one would be available at market rates.

     The Company believes that net cash provided by operations, together with cash on hand and other available sources of funds, will be sufficient to fund the cash requirements of its existing operations. Excluding acquisition activity, the Company does not expect to use the proceeds of the initial public offering to fund operations. The Company currently has no commitments for material capital expenditures. However, future operating requirements and capital needs will be subject to economic conditions and other factors, many of which are beyond the Company's control.

     The Company will use net proceeds from the initial public offering for general corporate purposes including acquisitions. Pending such uses, the net proceeds will be invested in short-term, investment grade securities. The Company currently has two non-binding letters of intent to acquire businesses and product lines for aggregate consideration of approximately $4 million. The Company does not have any other agreements, arrangements or understandings with respect to any prospective material acquisitions.

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

Year 2000 Issue

     The Company is currently addressing "Year 2000" issues, which relate to certain computer programs and systems being unable to distinguish between the year 1900 and the year 2000. The Company has project teams at its principal operating units to assess internal issues and correspond with customers and suppliers.

     The project teams have developed plans which are being implemented in the following phases: (1) identifying and taking inventory of hardware and software systems; (2) assigning priorities to identified items; (3) determining year 2000 compliance for all significant items; (4) repairing or replacing significant items which are not compliant; and (5) testing all significant items. Concurrently, the project teams are corresponding with customers and suppliers to assess the status of their year 2000 issues.

     The Company has completed the first three phases for all significant internal systems and is in the process of repairing or replacing non-compliant systems. The majority of the Company's significant systems are currently year 2000 compliant. Certain accounting and communications systems of the Company's CRC Press unit are not compliant, but are on schedule to be replaced by the end of the first quarter of 1999.

     The Company is in the process of communicating with its customers and suppliers in an effort to assess the status of their year 2000 issues. The Company has not yet completed its evaluation as to whether its customers or suppliers will be able to resolve their year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations, if they fail to do so.

     The Company has incurred costs of less than $.1 million related to the project through September 30, 1998. The project is expected to be completed by mid-1999 at a cost of approximately $.2 million. The estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company does not expect these projects to have a significant effect on operations.

                            INFORMATION HOLDINGS INC.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The following report relates to the Company's initial public offering.


Commission file number of registration statement: .........   333-56665

Effective date: ...........................................   August 6, 1998

Expenses incurred through October 31, 1998:

     Underwriting discounts ...............................   $3,887,747
     Other expenses (estimated) ...........................   $1,508,000
     Total expenses (estimated) ...........................   $5,395,747

Amount of expenses paid to directors, officers,
associates thereof, 10% holders or affiliates: ............   None

Application of proceeds through October 31, 1998:

     Acquisition of product lines .........................   $3,644,325
     Temporary investments (U.S. treasury bills) ..........   $47,557,168

Amount of proceeds paid to directors, officers,
associates thereof, 10% holders or affiliates .............   None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1  Certificate of Incorporation *

          3.2  Bylaws *

          4.1  Specimen Stock Certificate *

         27.1  Financial Data Schedule

         * Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, file no. 333-56665.

     (b)  Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 1998


                                                 INFORMATION HOLDINGS INC.
                                                          (Registrant)


                                                 By: /s/ Mason Slaine
                                                    ----------------------------
                                                     Mason Slaine, President and
                                                     Chief Executive Officer


                                                 By: /s/ Vincent Chippari
                                                    ----------------------------
                                                     Vincent Chippari, Executive
                                                     Vice President and Chief
                                                     Financial Officer