Form 10-K405
period 1998-12-31
INFORMATION HOLDINGS INC
filed 1999-03-29
CIK 1063744

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K
                                   (Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 1-14371

                            INFORMATION HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          06-1518007
          (State of incorporation)       (IRS Employer Identification No.)

       2777 SUMMER STREET, SUITE 209
           STAMFORD, CONNECTICUT                      06905
  (Address of principal executive offices)          (Zip Code)

                                 (203) 961-9106
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------            ------------------------------------
   COMMON STOCK, PAR VALUE $0.01 PER SHARE        NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 1999 was approximately $84,429,000, based upon the March 23, 1999 closing sale price of the common stock of $18.25 as reported by the New York Stock Exchange.

         The number of outstanding shares of Common stock, par value $0.01 of the registrant outstanding as of March 23, 1999 was 16,943,189 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 1998, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

Item 1     Business...........................................................1

Item 2.    Properties.........................................................9

Item 3.    Legal Proceedings..................................................9

Item 4.    Submission of Matters to a Vote of Security Holders...............10

                                     PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters...................................10

Item 6.    Selected Financial Data...........................................11

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................12

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........17

Item 8.    Financial Statements and Supplementary Data.......................17

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................18

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................19

Item 11.   Executive Compensation............................................19

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management..................................19

Item 13.   Certain Relationships and Related Transactions....................19

                                     PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K................................20

Important Factors Relating to Forward Looking Statements.....................22

Signatures...................................................................23

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Information Holdings Inc. (IHI or the Company) is an information publishing business focused on providing essential information to professional and academic end-users in attractive niche markets. The Company was formed to capitalize on management's experience in acquiring information publishing businesses and then increasing profitability through a combination of organic revenue growth and improved operating efficiencies. To date, the Company has acquired information publishing businesses in the following niche markets: scientific, technical and medical (STM) and professional through CRC Press LLC (CRC Press); and intellectual property through MicroPatent LLC (MicroPatent). For the year ended December 31, 1998, the Company had revenues and net income of $46.7 million and $4.8 million, or $0.28 per share on a pro-forma basis, respectively.

         CRC Press, acquired in January 1997 from The Times Mirror Company, is a mid-sized STM and professional publisher with leading positions in several attractive niche markets. CRC Press, with a 95-year history, has highly regarded brand names and publishes some of the most recognizable STM titles in their respective fields, including THE HANDBOOK OF CHEMISTRY AND PHYSICS (currently in its 79th edition) and STANDARD MATHEMATICAL TABLES AND FORMULAE. In the first half of 1997, two fold-in acquisitions were completed and combined with CRC
Press: St. Lucie Press, Inc. a publisher of professional titles; and Auerbach Publications (Auerbach), a provider of technology-oriented print and electronic subscription-based products, which was acquired from the Thomson Corporation (Thomson). In August 1998, CRC Press acquired the mathematics/statistics and chemical product lines of Chapman & Hall from Wolters Kluwer N.V. For the year ended December 31, 1998, CRC Press contributed approximately 83% of the Company's revenues.

         MicroPatent, acquired in July 1997, is a leading source of intellectual property information products and services. Its high-quality patent and trademark databases are used extensively by legal and research professionals and corporations. The Internet, MicroPatent's fastest-growing distribution channel, accounted for 39% of its total revenue in fiscal year ended December 31, 1998, as compared to 18% in the prior year. The Company believes that its profitable PATENTWEB(TM) service is among the most comprehensive intellectual property information services on the Internet. In January 1999, MicroPatent acquired Optipat, Inc., which provides print and Internet-delivered patent information to the legal and corporate markets. For year ended December 31, 1998, MicroPatent contributed approximately 17% of the Company's revenues.

GROWTH AND OPERATING STRATEGY

         The principal elements of the Company's growth strategy are to (i) acquire businesses in attractive niche markets, (ii) organically grow revenues and profit, (iii) improve operating efficiencies and (iv) attract and retain superior management.

    ACQUIRE BUSINESSES IN ATTRACTIVE NICHE MARKETS. The Company actively seeks to identify and acquire information publishing businesses with attractive market, product and customer characteristics. The Company targets professional and academic end-users who have a critical need to keep abreast of current developments in their particular fields. While the Company continually develops and introduces new products, the majority of the Company's revenues are generated from recurring sources, such as subscriptions and backlist sales (sales of books published in prior years). The Company believes that markets in which information is critical to success, such as the STM market served by the Company, have supported consistent price increases over the past decade. The

Company's products and services are generally not sensitive to pricing pressures or adverse economic conditions. Examples of additional niche markets that the Company may target include business information, healthcare information, regulatory information and technology-related information.

    ORGANICALLY GROW REVENUES AND PROFIT. The Company seeks to acquire information publishing businesses with significant short- and long-term growth prospects. The Company's strategy is to acquire valuable content and leverage such content across new distribution platforms and through expansion of product lines. For example, the Company has launched new electronic versions of successful print products, increased sales of core products based on new distribution agreements, began Internet delivery of products and launched new products targeting segments of its existing customer base.

    IMPROVE OPERATING EFFICIENCIES. The Company seeks to improve operating efficiencies by combining administrative functions, eliminating redundant facilities, negotiating more favorable contract terms with suppliers, implementing systems improvements, and upgrading management. In addition, the Company seeks to leverage its infrastructure by acquiring companies or product lines that can be supported by its existing operations. To date, CRC Press has acquired two such companies, St. Lucie Press and Auerbach, as well as the Chapman & Hall product lines, a line of engineering titles from Krause Communications, the McGee line of business titles and a line of advanced mathematics books from Addison Wesley Longman.

    ATTRACT AND RETAIN SUPERIOR MANAGEMENT. The Company seeks to employ professional management with substantial information publishing expertise, both in entrepreneurial and corporate settings. The Company's philosophy is to provide operating units with significant decision-making authority, so that key operating policies are made close to the Company's customers and operations. This enables the Company to attract superior entrepreneurial talent who can grow the business by capitalizing on market opportunities.

STRATEGY IMPLEMENTATION

         Since the acquisitions of CRC Press and MicroPatent, the Company has successfully executed its growth and operating strategy and significantly improved the financial performance of these businesses. In 1996, prior to its acquisition by the Company, CRC Press had an operating profit margin of approximately 6%, excluding the impairment and amortization of intangibles. In 1998, CRC Press increased its operating profit margin to approximately 17%, excluding the amortization of intangibles. Similarly, MicroPatent's operating profit margin was approximately 2%, excluding the amortization of intangibles, in the year prior to acquisition. In 1998, operating profit was increased to 33%, excluding the amortization of intangibles.

    ORGANIC GROWTH. At CRC Press, the list of new publications or new editions of prior publications (frontlist) was approximately 280 titles in 1998. The Company approximates the frontlist for 1999 to be between 350 and 400 titles. The Company has also taken steps to increase its international sales through a global distribution agreement (excluding North America, Australia and New Zealand) with Springer-Verlag GmbH & Co. KG (Springer-Verlag), a significant Europe-based scientific and technical publisher. In addition, the Company has leveraged well-established titles such as THE HANDBOOK OF CHEMISTRY AND PHYSICS and STANDARD MATHEMATICAL TABLES AND FORMULAE by publishing them in electronic format, which is expected to expand their reach and application. In total, the Company expects to produce approximately 30 new electronic products in 1999.

         MicroPatent's revenue growth has also accelerated significantly since its acquisition by the Company, with revenues increasing 24% in 1998 over the comparable prior year period. Such growth has been driven largely by Internet product offerings. Revenues from Internet-based patent information grew more than 170% in 1998 compared to 1997. In addition, revenues generated by all Internet products rose to 39% of MicroPatent's total revenues in 1998, as compared to 18% in 1997.

    OPERATING IMPROVEMENTS. The overall operating efficiency of CRC Press has been improved through revisions in operating procedures. For example, plant costs per page, which include design and other pre-production costs for books published, decreased by approximately 16% in 1998, following a decrease of approximately 45% in 1997, the Company's first year of ownership of CRC Press. The Company has improved other direct costs, resulting in an overall improvement in gross margins at CRC Press to 74% in 1998 from 65% in 1997.

         At MicroPatent, significant investments were made in its website to expand web-based content and to enhance existing technology. This investment has led to increased Internet reliability and speed which has helped spur customer demand. In addition, since the Company acquired MicroPatent, overall cost levels have decreased. In particular, gross profit margins at MicroPatent improved to 80% in 1998 compared to 69% in 1997.

    FOLD-IN ACQUISITIONS. Since the acquisition of CRC Press, the Company has successfully completed several fold-in acquisitions: St. Lucie Press, a publisher of professional titles; Auerbach, a provider of technology-oriented print and electronic subscription-based products; and the mathematics/statistics and chemical product lines of Chapman & Hall. The Company also acquired a line of engineering titles from Krause Communications, the McGee line of business titles and a line of advanced mathematics titles from Addison Wesley Longman. These acquisitions expanded the Company's product offerings and increased profitability by leveraging its existing infrastructure.

    MANAGEMENT. The Company installed a new senior management team at CRC Press within three months after its acquisition, which substantially altered the editorial, production and marketing processes at the Company. These executives have an average of over 16 years of publishing industry experience.

         At MicroPatent, through internal promotion and recruitment, the Company installed a new CEO, hired management to build a trademark database and hired senior sales and marketing executives.

STM AND PROFESSIONAL PUBLISHING

MARKET

         The Company provides information in selected niches of the broad STM and professional market. The STM and professional market is global in nature and has experienced consistently solid growth. Total market revenues exceeded $4 billion in 1997 with per annum growth in excess of 6% over the past decade. Management believes this market will continue to expand as the need for information continues to increase based on factors such as: constantly increasing complexity within STM and professional research; globalization of the STM and professional market; and technological advances which enable greater distribution of content.

         The Company targets end-users, such as professionals and academics, with high-end specialized reference information. The Company products are targeted towards areas with a significant number of end-users including chemists, engineers, mathematicians, technology practitioners and environmental scientists. These end-users are generally not price sensitive due to the critical nature of the content.

 PRODUCTS

         CRC Press is a medium-sized publisher with strong market positions in chemistry, mathematics, engineering, food science, environmental sciences and key areas of technology. CRC Press's products are divided into two broad categories: book publishing (including electronic versions of print book titles); and subscription services. In the fiscal year ended December 31, 1998, book publishing and subscription services generated 72% and 28%, respectively, of CRC Press's revenues.

BOOK PUBLISHING. CRC Press publishes some of the most recognizable science titles in their respective fields, including THE HANDBOOK OF CHEMISTRY AND PHYSICS (currently in its 79th edition) and STANDARD MATHEMATICAL TABLES AND FORMULAE. CRC Press has an extensive backlist of over 3,500 titles, which generates substantial recurring demand. In both 1997 and 1998, the backlist contributed 68% of total book publishing revenues. In addition, CRC Press has a strong and active frontlist publishing program. In 1998, CRC Press published approximately 280 frontlist titles. Publishing levels have increased since the Company acquired CRC Press with 350-400 titles scheduled for publication in 1999. CRC Press's book publishing focuses on the following areas:

         LIFE SCIENCES. CRC Press(R) is a well-recognized brand in life sciences and publishes with a technical focus in areas including neurology, biology, pathology, ecology, food technology, marine science and forensics. CRC Press published 88 titles in life sciences in 1998 and has an active life sciences backlist of over 1500 titles. In 1998, total life sciences sales represented 35% of Company's book publishing revenues. Some of CRC Press's leading titles in life sciences include CRC HANDBOOK OF HUMAN TOXICOLOGY, PRACTICAL HOMICIDE INVESTIGATION and PAIN MANAGEMENT.

         ENGINEERING, MATHEMATICS AND PHYSICAL SCIENCES. CRC Press has a strong franchise in engineering, mathematics and physical sciences based on leading titles, strong co-publishing relationships and a practitioner oriented approach. CRC Press published 109 titles in engineering, mathematics and physical sciences in 1998 and has a backlist of over 1000 titles. In 1998, total engineering, mathematics and physical sciences revenues represented 39% of Company's book publishing sales. CRC Press's strong titles include THE HANDBOOK OF CHEMISTRY AND PHYSICS (79th edition) and STANDARD MATHEMATICAL TABLES AND FORMULAE. In addition, the Company has a co-publishing arrangement with the Institute of Electrical and Electronic Engineers, a leading engineering society with over 120,000 members. This relationship gives the Company wide distribution for engineering titles and a competitive advantage in attracting engineering authors. The Company has recently increased its presence in mathematics publishing through the acquisitions of the math/statistics line of Chapman & Hall and the Pittman line of advanced mathematics titles.

         ENVIRONMENTAL SCIENCES. The Company's Lewis Publishers(TM) imprint is one of the top publishers of environmental science books with titles in all areas including environmental chemistry, environmental engineering, wetland development, ecology and remediation. The Company published 52 environmental science titles in 1998 and has a backlist that includes over 700 titles. In 1998, total environmental science sales represented 20% of the Company's book publishing revenues. Well-known environmental sciences titles include Manahan's ENVIRONMENTAL CHEMISTRY, REMEDIATION
         ENGINEERING: A DESIGN HANDBOOK, ENVIRONMENTAL ENGINEERING HANDBOOK and the United States Golf Association's (USGA) LANDSCAPE RESTORATION HANDBOOK (a joint publication among CRC Press, the Audubon Society of New York State and the USGA).

         BUSINESS PUBLICATIONS. The Company's St. Lucie Press(TM) imprint publishes books focusing on all areas of business, including management, human resources, manufacturing processes, finance and investment. St. Lucie Press's publications are targeted at high-level management, technical and analytic end-users through titles such as PRINCIPLES OF TOTAL QUALITY and CHIEF EXECUTIVE OFFICER PAY AND SHAREHOLDER VALUE. Additionally, the Company completed the complementary acquisition of the McGee line of titles, including TECHNICAL ANALYSIS OF STOCK TRENDS, which was integrated into CRC Press. CRC Press published 34 business publications in 1998 and has a backlist that includes over 100 titles. In 1998, total business publications sales represented 6% of the Company's book publishing revenues.

SUBSCRIPTION PRODUCTS. The Company's subscription products focus on the following areas:

         TECHNOLOGY SERVICES. The Company provides high-level information systems and information technology management products under its Auerbach imprint. Auerbach offers journals, newsletters, annual handbooks and several information management guides available in print and CD-ROM. Auerbach is a technology publisher with over 20,000 users of its various products. Significant Auerbach titles include the JOURNAL OF INFORMATION SYSTEMS MANAGEMENT, EDP AUDIT CONTROLS, BUSINESS RESUMPTION PLANNING, HANDBOOK OF LOCAL AREA NETWORKS, HANDBOOK OF MIS MANAGEMENT and the AUERBACH INFORMATION MANAGEMENT SERIES (AIMS). Auerbach recently launched a successful newsletter, YEAR 2000 PRACTITIONER, and it has several newsletters and handbooks in development. Auerbach contributed approximately 41% of CRC Press's 1998 subscription revenues.

         NEWSLETTERS. The Company's Food Chemical News (FCN) division serves the food and chemical industries with six newsletters and two comprehensive food chemical science guides, available in print and CD-ROM. FCN products command premium pricing and have aggregate renewal rates approximating 75%. Content is also available in electronic format, and the Company is actively pursuing site licensing and Internet opportunities. FCN's flagship product, FOOD CHEMICAL NEWS(R), is a weekly newsletter tracking food policy and regulatory changes. It has been a leading source of information to the food industry for over 37 years. Additional products offered by FCN include PESTICIDE AND TOXIC CHEMICAL NEWS, WORLD FOOD NEWS and FOOD LABELING AND NUTRITION NEWS. FCN contributed approximately 35% of CRC Press's 1998 subscription revenues.

         JOURNALS. The Company currently publishes 17 subscription-based journals. Journals include both primary journals, such as the JOURNAL OF SOIL CONTAMINATION and OZONE SCIENCE AND ENGINEERING, which are vehicles for the publication of original research; and secondary journals in the Critical Review series. The journal program is concentrated in areas where the Company has strong book publishing programs and provides synergy with respect to marketing and editorial functions. In CRITICAL REVIEW journals, including titles such as CRITICAL REVIEWS IN ANALYTICAL CHEMISTRY and CRITICAL REVIEWS IN TOXICOLOGY, acknowledged experts summarize recent professional literature in important areas of science and technology. The Company recently launched a new primary journal, STRATEGIES IN ENVIRONMENTAL MANAGEMENT, and is actively developing journal content for Internet delivery. Aggregate renewal rates for the Company's journals approximated 85%. Journals contributed approximately 21% of CRC Press's 1998 subscription revenues.

         ELECTRONIC DATABASES. The Company produces several proprietary chemical databases under the Chapman & Hall/CRC Press imprint. The primary products are chemical dictionaries covering areas such as natural products, organic compounds and inorganic compounds. The Company also distributes several licensed products and has exclusive rights to the electronic version of the Merck Index. This product line was acquired in August 1998 and contributed 3% of CRC Press's 1998 subscription revenue.

SALES, MARKETING AND DISTRIBUTION

         Direct response marketing is the primary method for selling the Company's products. The Company has an in-house creative services and direct marketing group which designs, manages, and produces cost-effective direct mail campaigns and other promotional support programs. The Company utilizes its extensive in-house lists of book buyers, supplemented by lists from professional societies and list management companies. In 1998, the Company produced in excess of 1,000 promotional campaigns and mailed in excess of 1 million direct mail pieces per month on average. Direct response (including textbook adoptions) generated 35% of CRC Press's 1998 book revenues and the majority of its subscription-based revenues, as well as generating sales that are fulfilled through bookstores and distributors.

         The Company uses a small, well-experienced sales force for professional book sales to the Company's academic and specialty bookstores, wholesalers, catalogers and associations, as well as sales of site licenses to corporations and academic institutions. In the aggregate, these channels provided 47% of the Company's 1997 book revenues. There is also an outbound telesales group used primarily for new sales of Auerbach technology products.

         The Company uses several well-respected distributors for sales outside of North America. The primary distributor for books is Springer-Verlag, a significant Europe-based scientific and technical publisher with extensive international marketing capabilities. International sales contributed 18% of the Company's 1998 book revenues. In 1998, sales to Springer-Verlag accounted for approximately 9% of the Company's consolidated revenues.

OPERATIONS

         The Company operates its business in an entrepreneurial manner that serves to increase employee responsibility and accountability. The Company has leveraged its long-standing relationships with acknowledged experts in its existing markets and developed close relationships with acclaimed industry leaders in new markets. These relationships provide the Company with experienced authors and editors who are given increased responsibility for product development and profitability. Currently, CRC Press employs approximately 20 editors who are responsible for proposing new publications, contacting and signing new authors, managing each publication on a return-on-investment basis, and managing product line growth and quality enhancement. The compensation of editors is partially linked to the success of their respective product lines. Similarly, authors are typically signed to royalty-based contracts that compensate them based on the revenues of the applicable publications.

         The Company's strategy of increasing individual responsibility and accountability has been applied to the in-house production process, as well. Currently, CRC Press employs approximately 30 professionals to manage pre-press production, which includes copy-editing, type-setting, illustration, interior and cover design, and the preparation of final output for the printer. Driven by systems upgrades and several incentive-based bonus plans, CRC Press performed approximately 50% of pre-press production in-house in 1998, with external production having negotiated rates comparable to its internal rate. In addition, the production personnel oversee the printing and binding activities performed by third-party printers. The Company conducts business with several different printers and is not dependent on the services of any one printer in particular.

INTELLECTUAL PROPERTY INFORMATION SERVICES

MARKETS

         The Company is a leading provider of intellectual property information products and services. The Company estimates that the core components of the intellectual property information market, patents and trademarks, currently exceed $500 million on a worldwide basis. These markets continue to grow as usage of intellectual property information has expanded significantly in the past decade fueled by factors such as: increased awareness of the value of intellectual property as a corporate asset; greater enforcement of intellectual property rights on a worldwide basis; more intellectual property filings, such as European Community trademarks; and technological advances which enable greater storage, searching and access to large databases. Management believes these positive trends will continue.

PRODUCTS

         The Company is a leader in selected niches of intellectual property markets, specifically in the provision of patent information through the Internet, corporate intranets and other electronic media, such as CD-ROM. The Company collects primary source data from the world's major patent and trademark offices and adds significant value through the development of vast integrated databases, innovative product delivery and sophisticated software for data searching and access. In addition, the Company has recently launched its trademark information business and is currently a growing provider in this market.

         The Internet is an important distribution mechanism for intellectual property information and is MicroPatent's fastest growing channel. The Company believes that its profitable PATENTWEB(TM) service is the most comprehensive commercial intellectual property information service on the Internet. Internet services range from individual payment for access to a single patent to unlimited annual use plans for searching and downloading throughout a corporate customer's site. Revenues from Internet-based patent information grew more than 170% in 1998 compared to the comparable prior year period. In addition, revenues generated by all Internet products rose to 39% of MicroPatent's total 1998 revenues, compared to 18% in the prior year.

         MicroPatent was also among the first providers of patent information on CD-ROM. It offers both text and image products covering U.S., European and Japanese information. The Company believes that its PATENTIMAGES(R) products remain leading CD-ROM products in the North American market. Patent CD-ROM subscriptions generated 37% of MicroPatent's revenues in 1998. In addition to subscriptions to databases of worldwide patent information, MicroPatent offers databases of historical (backfile) and current patent information, in standard and custom formats, in multiple media. Backfile and custom product sales generated 24% of MicroPatent's revenues in 1998.

         While the Company continues to expand both the content and functionality of its patent products, it is also expanding into trademark information. The Company launched a U.S. federal trademark database, MARKSEARCH PRO(TM), and now has trademark products available in CD-ROM and on the Internet througH TRADEMARKWEB(TM). Trademark products, which are included above in CD-ROM subscription and Internet revenues, generated 7% of MicroPatent's 1998 revenues.

         The Company continues to develop its content and recently launched its worldwide patent search service, full text searching capabilities, a special collection of international patents and MARKSEARCH PRO. The Company is also expanding into new markets through development of value-added trademark information products, including a state trademark database, which will be available on the Internet.

         In January 1999 the Company expanded its intellectual product offerings through the acquisition of Optipat, Inc. which provides print and Internet-based patent documents in the legal and corporate markets.

SALES, MARKETING AND DISTRIBUTION

         The majority of MicroPatent's sales are made through an in-house sales force with offices in the United States and the United Kingdom. Prospects are identified through referrals from existing customers, referrals from patent and trademark offices, leads from trade shows and information requests from sources such as the Internet. Additional international sales are made through a network of distributors. Renewals are generally made by mail with telephone follow-up.

 OPERATIONS

         The Company employs 12 people to produce and fulfill its patent and trademark CD-ROM and customized information products. Source data is received weekly from the U.S. Patent and

Trademark Office and certain foreign patent and trademark offices. The Company receives the data in various formats and media and, through internal procedures using both proprietary and third-party software, produces a master CD-ROM for each subscription product. An outside vendor is used for CD-ROM replication and shipments to customers.

         Source data is continually added to the Company's numerous in-house databases, which support its Internet-based products and services. A programming and research and development staff of four maintains these databases, together with various support systems and product interfaces. These software development professionals, together with several technical support staff, create and maintain the Company's various Internet products.

         Since its acquisition of MicroPatent, the Company has taken several initiatives to improve operations. Significant investments made in MicroPatent's website to expand web-based content and enhance existing technology have led to increased reliability and speed. In addition, since the Company acquired MicroPatent, overall cost levels have decreased.

FOREIGN OPERATIONS AND EXPORT SALES

         The Company maintains an office in London, England, which includes sales staff for both CRC Press and MicroPatent and editorial employees responsible for CRC Press's electronic chemical databases. Export sales, based on customer location, represented approximately 25% of the Company's consolidated revenues for the fiscal year ended December 31, 1998, which includes an estimate of patent information delivered over the Internet to recipients outside the United States.

COMPETITION

         The Company competes with a broad range of companies for the products and services it offers. Although it provides information in competitive markets and such competition is unlikely to diminish, the Company believes it can compete successfully based on its well-established positions in niche markets, the quality of its products, the breadth and depth of its content, continued product innovation and efficient operations.

         STM information publishing is a large market with numerous competitors. While there is competition for sales in a given area, products are generally unique titles sold on an individual basis. The Company must also compete for the signing of noted authors. The Company's primary STM competitors include John Wiley, McGraw-Hill and Academic Press, a unit of Harcourt General. These competitors are larger and have greater financial resources than the Company. In addition there are numerous small publishers that compete with the Company.

         The Company also competes with other sellers of intellectual property information. Thomson owns Derwent and Thomson & Thomson, large competitors in patents and trademarks, respectively. In addition to direct sales, these companies offer content through on-line services such as Dialog, which combines this information with other business information. Lastly, there are several low-cost or free intellectual property services offered by large technology-oriented companies such as IBM, and certain national and international patent and trademark offices. These services have not had a significant negative impact on the Company to date, due to the Company's ability to differentiate itself through adding value by making data easily accessible and customizing products for specific client needs.

INTELLECTUAL PROPERTY

         The Company regards its trademarks, copyrights, trade secrets and similar intellectual property as valuable assets and relies upon trademark and copyright laws, as well as confidentiality agreements with its employees and others, to protect its rights. The Company pursues the registration of its material trademarks and copyrights in the United States and, depending upon use, in certain other countries. The Company believes it owns or licenses all intellectual property rights necessary to conduct its business. To the best of the Company's knowledge, there are no threatened or pending legal proceedings or claims related to the Company's intellectual property that are likely to have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.

ENVIRONMENTAL MATTERS

         The Company believes that its operations are in compliance with all applicable foreign, federal, state and local environmental laws, as well as all laws and regulations relating to worker health and safety.

EMPLOYEES AND LABOR RELATIONS

         As of December 31, 1998, the Company had approximately 265 employees, consisting of 251 employees in the United States and 14 employees based in England. No employees are covered by collective bargaining agreements with labor unions. The Company believes that relations with its employees are good.

ITEM 2. PROPERTIES

         The Company leases office space in East Haven, Connecticut; Washington, D.C.; Boca Raton, Florida; New York, New York; Stamford, Connecticut and London, England under leases expiring in 2001; 2002; 2006; 2002; 2003 and 2005, respectively. The Company contracts with third parties for warehousing and distribution services including facilities in Lynn, Missouri and Letchworth, England. The Company does not own any real property. The Company's facilities and equipment, are in good operating condition, are suitable for their respective uses and are adequate for the Company's current business operations.

ITEM 3. LEGAL PROCEEDINGS

         Mason P. Slaine, the Company's President and Chief Executive Officer, and Michael E. Danziger, a director of the Company, are shareholders, officers and directors of Rand Publishing Company Inc. (Rand), a private holding company that has made investments in the publishing industry. Certain of the other investors in Rand have alleged that Mr. Slaine breached his fiduciary duty to them and usurped corporate opportunities available to Rand by investing in the Company and by participating in the acquisition by the Company of various businesses. These investors have asserted claims for damages and have requested that a constructive trust be established for their benefit consisting of Messrs. Slaine and Danziger's interest in the Company and other relief. Both Mr. Slaine and Mr. Danziger deny such allegations and have indicated to the Company that they intend to vigorously defend themselves.

         In addition, the Company is involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange
(NYSE) under the symbol "IHI." The initial public offering price of the Company's Common Stock was $12.00 per share. As of March 22, 1999, there were approximately 1,817 holders of the Company's Common Stock comprised of 17 record holders and approximately 1,800 beneficial holders. The following table reflects the high and low sales prices of the Company's common stock as reported by the NYSE, for the period indicated.

                                                                 HIGH       LOW
                                                                 ----       ---
         1998
         August 7- September 30 *                               13.375     8.500
         Fourth Quarter                                         16.750     9.375

* Represents the period from which the Company's Common Stock began trading on the NYSE after its initial public offering.

DIVIDEND POLICY

         The Company has never paid a dividend on its Common Stock and does not anticipate paying any dividends on its Common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business.

USE OF PROCEEDS

         The following report relates to the Company's initial public offering:

Commission file number of registration statement:              333-56665
Effective Date:                                                August 6, 1998
Expenses incurred through December 31, 1998:
         Underwriting discounts                                $  3,887,747
         Other expenses                                        $  1,589,413
         Total expenses                                        $  5,477,160

Application of proceeds through December 31, 1998:
         Acquisition of product lines                          $  3,644,325
         Temporary investments (US Treasury Bills)             $ 47,546,787

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical financial data of (i) CRC Press, Inc. (the Predecessor) as of and for the years ended December 31, 1995 and 1996 and (ii) the Company as of and for the year ended December 31, 1997 and 1998 have been derived from their respective audited financial statements. The selected historical financial data of the Predecessor as of and for the year ended December 31, 1994 is derived from its accounting records and has not been audited. The acquisition of the Predecessor and all other acquisitions by the Company were accounted for using the purchase method of accounting. The Company acquired St. Lucie Press on January 13, 1997, Auerbach on June 5, 1997 and MicroPatent on July 2, 1997. The results of operations of these businesses are included in the Company's results from their respective dates of acquisition and are not included at all in the Predecessor's results. Accordingly, certain of the historical financial data of the Predecessor are not comparable to those of the Company. The selected historical financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                 THE PREDECESSOR             THE COMPANY(1)
                                             YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                             -----------------------     -----------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)      1994       1995       1996       1997       1998
                                         --------   --------   --------   --------   --------
OPERATING DATA:
Revenues (2) ..........................  $ 32,328   $ 32,054   $ 28,852   $ 34,869   $ 46,651
Cost of sales (3) .....................    11,591     11,371      9,262     11,492     11,707
Operating expenses (3) ................    18,289     33,452     29,667     28,040     31,234

Operating income (loss) ...............     2,448    (12,769)   (10,077)    (4,663)     3,710
Interest (expense) income .............    (1,237)    (1,272)    (1,036)      (130)     1,117
Other (expense) income ................       (95)       (95)        47       (115)        --

Income (loss) before taxes ............     1,116    (14,136)   (11,066)    (4,908)     4,827
Net income (loss) (4) .................     1,556     (9,234)   (11,236)    (4,911)     4,785
Pro forma earnings (loss) per share (5)                                   $  (0.29)  $   0.28
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents .............  $    846   $    664   $  1,025   $ 10,280   $ 57,270
Total assets ..........................    49,897     45,753     35,533     50,219    104,791
Total debt ............................    12,026     13,756     15,705      5,188      2,955
Total equity ..........................    26,251     17,017      5,818     28,556     84,793

                          (FOOTNOTES ON FOLLOWING PAGE)

                         (FOOTNOTES FROM PRECEDING PAGE)

                                   -----------

(1) In conjunction with the acquisition and reorganization of CRC Press and other businesses and certain compensation issues, the Company recorded significant adjustments in 1997 and 1998, which are not expected to continue in the future. These adjustments (the Adjustments) reduced revenues by $4,017 and increased expenses by $4,013, and therefore reduced net income by $8,030, for the year ended December 31, 1997. The Adjustments reduced revenue by $54 and increased pre-tax expenses by $1,069; resulting in reduced net income of $674 for the year ended December 31, 1998. The Adjustments affecting revenues were required by purchase accounting in connection with the acquisitions of CRC Press and MicroPatent and reflect the revaluation of acquired deferred subscription revenues based on the cost to fulfill subscriptions. This revaluation is a non-cash adjustment, which reduces revenues in the twelve months following acquisition. The Adjustments affecting expenses relate to: severance and reorganization costs from the consolidation of certain functions and reductions in workforce; special bonuses granted to an officer; contingent compensation paid to an officer of a subsidiary; and certain additional purchase accounting-related adjustments.

(2) Revenues for the year ended December 31, 1997 includes an initial stocking order by a new international distributor aggregating $3,307, which is not expected to continue in the future.

(3) Operating expenses for the year ended December 31, 1995 include $10,727 of restructuring and one-time charges. Operating expenses for the year ended December 31, 1996 include an impairment in the value of goodwill and other intangible assets of $10,666. This charge represents the amount by which the recorded value of the assets exceeded the proceeds from the sale of the business.

(4) Income taxes of the Company have not been significant to date. Prior to the Company's initial public offering, the Company was a limited liability company and, accordingly, was not subject to U.S. federal or certain state income taxes. Subsequent to the initial public offering the company incurred a nominal income tax provision due to the full reversal of deferred tax valuation allowances deemed as no longer required. Income tax (benefits) expenses of the Predecessor were ($4,902) and $170, respectively, for the years ended December 31, 1995 and 1996.

(5) No historical earnings per share or share data are presented, as the Company does not consider such historical data meaningful. The pro forma earnings (loss) per share for the years ended December 31, 1997 and 1998 were computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-K. UNLESS OTHERWISE STATED IN THIS FORM 10-K REFERENCES TO THE FISCAL YEARS 1998, 1997, AND 1996 RELATE TO THE FISCAL YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996, RESPECTIVELY.

OVERVIEW

     The Company is an information publisher that provides print and electronic information to end-users in the STM and professional markets and electronic access to intellectual property databases for end-users in the patent and trademark markets. The Company currently sells over 3,500 individual book titles and publishes approximately 300 new books each year. The Company also offers multiple subscription products and services, including journals, newsletters, annual handbooks and comprehensive information guides that are available in print and electronic formats. The Company offers its intellectual property databases on CD-ROM and through the Internet.

     The Company's principal sources of revenues are book publishing sales, subscription service sales and sales of patent and trademark information. Through CRC Press, the Company generates revenues from the sale of books and subscription products (72% and 28%, respectively, of total CRC Press revenues in 1998). The Company believes that its book and subscription titles generate significant recurring demand. For example, while the Company published approximately 280 frontlist titles in 1998, it had a backlist of over 3,500 titles, which accounted for approximately 68% of the Company's total book publishing revenues in 1998. Through MicroPatent, the Company generates revenues from Internet-based services, CD-ROM subscriptions and other products including database sales of historical and customized patent information (39%, 37% and 24%, respectively, of total MicroPatent revenues in 1998). The Company expects that new publishing media, such as the Internet, will grow in significance in the future. Of the Company's total revenues of $46.7 million in 1998, 83% and 17% were derived from CRC Press and MicroPatent, respectively.

INITIAL PUBLIC OFFERING

     On August 12, 1998, the members of Information Ventures LLC (IV) contributed all of their direct and indirect equity interests to IHI, then a newly formed Delaware corporation, in exchange for 12,200,000 shares of IHI, representing 100% of the initial outstanding equity interests.

     Effective August 12, 1998, IHI sold 4,250,000 additional shares of common stock in an initial public offering at $12.00 per share. Subsequently, the underwriters exercised an option and purchased an additional 472,356 shares at $12.00 per share. Total net proceeds, after deducting underwriting discounts and expenses, approximated $51.2 million. Since the initial public offering the Company has used approximately $7.5 million for acquisitions of businesses and product lines. The balance of the proceeds remains available for general corporate purposes including acquisitions.

IMPACT OF ACQUISITIONS AND OUTLOOK

     IV was organized in December 1996 by Mason Slaine and Warburg, Pincus Ventures, L.P. (the Initial Stockholders) and, since its inception, has grown principally through acquisitions. As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in certain respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 VS. 1997

         REVENUES. Revenues increased $11.8 million, or 33.8%, to $46.7 million from $34.9 million. Revenues at Auerbach and MicroPatent, businesses acquired in June 1997 and July 1997, respectively, increased by $6.5 million. Domestic book sales increased by $3.4 million, the Adjustments resulted in an increase of $4.0 million and other revenues increased by $1.3 million, including revenues from product lines acquired in August 1998. These increases were offset by a decrease in international book sales of $3.4 million, due to a $3.3 million one-time stocking order received from a new international distributor in early 1997.

         COST OF SALES. Cost of sales increased $.2 million, or 1.9%, to $11.7 million from $11.5 million. As a percentage of revenues, cost of sales decreased to 25.1% from 33.0% based on improved gross margins in CRC Press book publishing operations and higher gross margins of acquired businesses.

         OPERATING EXPENSES. Operating expenses increased $3.2 million, or 11.4%, to $31.2 million from $28.0 million. Operating expenses related to MicroPatent and Auerbach increased $2.2 million, amortization of intangible assets increased $1.0 million, direct mail marketing costs increased $1.0 million and all other operating expenses increased by $1.5 million. These increases were partially offset by a reduction in costs of $2.5 million associated with the Adjustments.

         INTEREST (EXPENSE) INCOME. Interest (expense) income increased $1.2 million, to $1.1 million from $(0.1) million, due primarily to interest earned on the proceeds from the initial public offering.

         NET INCOME. Net income increased $9.7 million to $4.8 million, compared to a loss of $4.9 million. The improvement is due primarily to increased gross profits of $11.6 million and the increased interest income. These increases were partly offset by the increased operating expenses. The Company had a nominal provision for income taxes in 1998 because of the full reversal of deferred tax valuation allowances.

COMPANY FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO PREDECESSOR FISCAL YEAR ENDED DECEMBER 31,1996

         REVENUES. Revenues increased $6.0 million, or 20.9%, to $34.9 million from $28.9 million. St. Lucie Press, acquired in January 1997, Auerbach and MicroPatent (the 1997 Acquisitions) contributed $8.3 million of revenues in 1997. Additionally, international book sales increased by $3.6 million, primarily due to an initial stocking order received from a new international distributor. These increases were partially offset by reduced revenues of $4.0 million related to the Adjustments and other decreases of $1.9 million, due primarily to lower domestic book sales.

         COST OF SALES. Cost of sales increased $2.2 million, or 24.1%, to $11.5 million from $9.3 million. The 1997 Acquisitions contributed $2.4 million to cost of sales in 1997. The Adjustments caused an increase of $0.4 million and, as a result, increased cost of sales as a percentage of revenues. These increases were partially offset by reduced costs of $0.6 million, primarily due to a decrease in book production costs. Excluding the Adjustments, cost of sales as a percentage of revenues decreased from 32.1% to 28.5% due primarily to lower amortization of plant costs, as well as reductions in printing and binding costs as a percentage of revenues.

         OPERATING EXPENSES. Operating expenses decreased $1.6 million, or 5.5%, to $28.0 million from $29.6 million due to an impairment of intangible assets of $10.7 million recorded in 1996 and a reduction in selling, general and administrative expenses of $2.1 million, primarily related to lower wages, rent and fulfillment costs. These decreases were partially offset by expenses of $5.7 million from the 1997 Acquisitions, expenses of $3.6 million related to the Adjustments and an increase of $1.9 million related to amortization of intangible assets.

         OPERATING INCOME/LOSS. The operating loss decreased $5.4 million or 53.7%, to ($4.7) million from ($10.1) million due to operating income (excluding the amortization of intangible assets) from the 1997 Acquisitions of $0.6 million, an improvement in operating income of $4.0 million and an increase of $10.7 million due to the impairment of intangibles recorded in 1996. These increases were offset in part by an $8.0 million decrease resulting from the Adjustments and a decrease of $1.9 million from higher amortization of intangible assets.

         INTEREST EXPENSE. Interest expense decreased by $0.9 million, or 87.5%, to $0.1 million from $1.0 million due to reduced long-term obligations of CRC Press, which had previous borrowings from its parent, The Times Mirror Company.

         NET LOSS. The net loss decreased $6.3 million, or 56.3%, to ($4.9) million from ($11.2) million due to the operating income changes described above, decreased interest expense and a decrease in income tax expense of $0.2 million.

FINANCIAL CONDITION

     Prior to August 1998, the financing requirements of the Company have been funded through cash generated by operating activities and capital contributions from the Initial Stockholders. In August 1998, the Company completed an initial public offering of its common stock to raise funds.

     Cash and cash equivalents totaled $57.3 million at December 31, 1998 compared to $10.3 million at December 31, 1997. Excluding cash and cash equivalents, the Company had working capital of $.2 million at December 31, 1998 compared to a working capital deficit of $(5.8) million at December 31, 1997. Since the Company receives subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Deferred subscription revenues, a non-cash obligation included in current liabilities, totaled $8.5 million at December 31, 1998.

     Cash generated by operating activities was $5.9 million for fiscal year ended December 31, 1998, derived from net income of $4.8 million plus non-cash charges of $7.1 million less an increase in operating assets, net of liabilities of $6.0 million. This increase in operating assets and liabilities includes payments of $2.4 million associated with the Adjustments.

     Cash used by investing activities was $7.9 million for the fiscal year ended December 31, 1998 due to capital expenditures, including pre-publication costs of $3.7 million and acquisition costs of $4.2 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

     Cash provided by financing activities was $49.0 million for the fiscal year ended December 31, 1998, including net proceeds from the initial public offering of $51.2 million and repayments of debt obligations of $2.2 million. The Company has no debt obligations as of December 31, 1998, other than approximately $3.0 million in capitalized lease obligations. The Company currently does not maintain a working capital credit facility but believes that, if needed, one would be available at market rates.

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

     The Company will continue to use the remaining net proceeds from the initial public offering for general corporate purposes including acquisitions. Pending such uses, the remaining net proceeds will be invested in short-term, investment grade securities. The Company does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions.

SEASONALITY

         The Company's business is somewhat seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on historical publication schedules. In 1998, 30% of the Company's revenues were generated during the fourth quarter with the first, second and third quarters accounting for 23%, 22% and 25% of revenues, respectively. Excluding a large one time order received in the first quarter of 1997, pro forma revenues in 1997 for the first through fourth quarters were 22%, 25%, 27% and 26%, respectively. In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions and new product launches.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In February of 1998, the FASB issued SFAS No. 132; "Employer's Disclosures about Pensions and Other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans for fiscal years beginning after December 15, 1998. Additionally in June of 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities was issued for all fiscal quarters of fiscal years beginning after June 15,1999. In the opinion of the Company's management, adoption of these new accounting standards will not result in any change in the Company's disclosure requirements nor will they have any impact on the Company's consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

       The Company has completed its assessment of all currently used computer systems and has begun a plan of action to correct those areas that will be affected by the Year 2000 issue. As of December 31, 1998, conversion of all critical data processing systems has been completed. Upon completion, the Company expects the cost for all upgrades to be between $100,000 and $200,000. The Company anticipates the conversions of non-critical systems to be completed by mid-1999. The estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business.

       In fiscal 1998, the Company began an evaluation of the environmental equipment, telephones, personal computer hardware and software outside of the Company's information systems. The Company's goal is to complete any upgrade requirements by the end of fiscal 1999, but does not expect that the cost for subsequent upgrades will be material to the Company's consolidated financial statements.

       In addition to reviewing its internal systems, the Company has contacted its significant vendors to initiate communications concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

       The Company presently anticipates that it will complete its Year 2000 remediation by the end of fiscal 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. If the Company does not complete implementation of its remediation plan prior to January 1, 2000, the Company's operations and financial condition could be negatively impacted, perhaps significantly, by the failure of its information systems. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant, including the potential interruptions of utility, communication or transportation systems as result of Year 2000 issues.

       Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during the first half of fiscal year 1999.

         The Year 2000 disclosure set forth above is a "year 2000 statement" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent the disclosure related to year 2000 processing of the Company or to products or services offered by the Company, is also a "year 2000 readiness disclosure" as defined in the Year 2000 Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997, respectively (in thousands, except per share data):

                                                 QUARTER ENDED
                               -----------------------------------------------
1998 (1)                       MARCH 31     JUNE 30  SEPTEMBER 30  DECEMBER 31         YEAR
Revenues ...................    $10,728    $ 10,345      $ 11,511     $ 14,067     $ 46,651
Gross profit ...............      7,870       7,827         8,759       10,488       34,944
Net income .................        601         182           824        3,178        4,785
Per common share amounts:
(basic and diluted)
Net income .................    $    --    $     --      $     --     $   0.19     $     --

Pro-forma income data:
Pro-forma net income .......        601         182           824                     4,785
Pro-forma earnings per share    $  0.04    $   0.01      $   0.05                  $   0.28

                                                 QUARTER ENDED
                               -----------------------------------------------
1997 (1)                       MARCH 31     JUNE 30  SEPTEMBER 30  DECEMBER 31         YEAR
Revenues ...................    $ 8,698    $  7,145      $  9,623     $  9,403     $ 34,869
Gross profit ...............      6,030       4,950         6,280        6,117       23,377
Net income .................         39        (728)       (2,324)      (1,898)      (4,911)

Pro-forma income data:
Pro-forma net income(loss) .         39        (728)       (2,324)      (1,898)      (4,911)
Pro-forma loss per share ...    $    --    $  (0.04)     $  (0.14)    $  (0.11)    $  (0.29)

(1) The Adjustments as described in note (1) Item 6. SELECTED HISTORICAL FINANCIAL DATA reduced revenues in the quarters ended March 31, 1997 through March 31, 1998 by $693, $694, $1,315, $1,315 and $54, respectively. The
Adjustments increased expenses in the quarters ended March 31, 1997 through September 30, 1998 by $1,968, $415, $1,015, $615, $151, $107 and $814,
respectively.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information relating to the identification, business experience and directorships of each director and nominee for director of IHI and the information relating to the identification and business experience of IHI's executive officers, required by Item 401 of Regulation S-K, will be presented in the sections entitled "Election of Directors - Nominees for Director" and "Executive Officers" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1998, and is hereby incorporated by reference. If the definitive proxy statement for the 1998 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 1998 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

ITEM 11. EXECUTIVE COMPENSATION

       The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "The Board of Directors and Its Committees-Compensation of Directors" and "Executive Officers - Compensation" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1998 and is hereby incorporated by reference. If the definitive proxy statement for the 1998 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 1998 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1998 and is hereby incorporated by reference. If the definitive proxy statement for the 1998 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 1998 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Certain Relationships and Related Transactions" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1998 and is hereby incorporated by reference. If the definitive proxy statement for the 1998 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 1998 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   Financial Statements
                                                                     Page

       Independent Auditors' Reports                                  F-1

       Consolidated Balance Sheets,
         December 31, 1998 and 1997                                   F-3

       Consolidated Statements of Operations,
         Years Ended December 31, 1998, 1997 and 1996                 F-4

       Consolidated Statements of Stockholders'/Member' Equity,
         Years Ended December 31, 1998, 1997 and 1996                 F-5

       Consolidated Statements of Cash Flows,
         Years Ended December 31, 1998, 1997 and 1996                 F-6

       Notes to Consolidated Financial Statements                 F-7 to F-19

All schedules of the Registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

         (b)    Reports on Form 8-K.
                NONE.

         (c)    Exhibits

EXHIBITS

NO.             DESCRIPTION

3.1             Certificate of Incorporation*

3.2             Bylaws*

4.1             Specimen Common Stock Certificate*

4.2 Registration Rights Agreement among the Company, Warburg, Pincus Ventures, L.P., and Mason P. Slaine

10.1 Employment Agreement, dated as of December 31, 1996, between Information Ventures LLC and Mason P. Slaine*

10.2 Employment Agreement, dated as of January 19, 1998, between Information Ventures LLC and Vincent A. Chippari*

10.3 Employment Agreement, dated as of June 10, 1998, between CRC Press LLC and Dennis Buda*

10.4            1998 Stock Option Plan of the Company

10.5 Asset Purchase Agreement, dated as of December 4, 1996, among The Times Mirror Company, CRC Press, Inc. and Information Ventures LLC*

10.6            Asset Purchase Agreement, dated as of January 8, 1997, among St.
                Lucie Press, Inc., St. Lucie Press (U.K.) Ltd. and CRC Press
                LLC*

10.7 Asset Purchase Agreement, dated as of June 5, 1997, among Thomson Information Services Inc., Thomson Licensing Corporation and CRC Press LLC*

10.8 Asset Purchase Agreement, dated as of July 2, 1997, among MicroPatent, Opus Publications, Inc., Dorinda Developments, Inc., Susan Severtson, Robert Aselson and MicroPatent LLC*

10.9            Lease Agreement, dated December 1, 1980, between CRC Press, Inc.
                and Starkoff Associates*

10.10 Modification and Extension of Leases, dated January 1, 1994, between CRC Press, Inc. and Starkoff Associates*

10.11 Lease Agreement, dated March 1, 1998, between R.P. Realty Company and MicroPatent LLC*

21.1            List of subsidiaries of the Company*

23.1            Consent of Ernst & Young LLP

23.2            Consent of Ernst & Young LLP

27.1            Financial Data Schedule


----------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, Registration No. 333-56665.

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Factors which could cause or contribute to such differences include, but are not limited to: (1) the ability of the Company to consummate acquisitions, integrate such acquisitions into existing operations, manage expansion, achieve operating efficiencies and control costs in its operations;
(2) the Company's success in retaining key employees, including its CEO and CFO and the senior management teams of its primary operating units; (3) delays in the use of the remaining proceeds from the Company's initial public offering;
(4) pressures from competitors with greater resources than those of the Company, as well as competitive pressures arising from changes in technology and customer requirements; (5) the availability of raw intellectual property information from alternative sources for little or no cost; (6) disruptions to operations resulting from year 2000 issues that might originate with third parties and (7) the concentration of ownership among the Initial Stockholders, who have the ability to control the Company, including the election of directors and the direction of the affairs and operations of the business. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INFORMATION HOLDINGS INC.


         By:               /s/ VINCENT A. CHIPPARI
                           -----------------------------
                           Vincent A. Chippari, Executive Vice President
                             and Chief Financial Officer

         Date:      March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     /s/ MASON P. SLAINE                       /s/ VINCENT A. CHIPPARI
     ---------------------------------         ---------------------------------
     Mason P. Slaine                           Vincent A. Chippari
     President, Chief Executive Officer and    Executive Vice President and
     Director                                  Chief Financial Officer
     (Principal Executive Officer)             (Principal Financial and
     March 29, 1999                            Accounting Officer)
                                               March 29, 1999


     /s/ MICHAEL E. DANZIGER                   /s/ DAVID R. HAAS
     ---------------------------------         ---------------------------------
     Michael E. Danziger                       David R. Haas
     Director                                  Director
     March 29, 1999                            March 29, 1999


     /s/ SIDNEY LAPIDUS                        /s/ DAVID E. LIBOWITZ
     ---------------------------------         ---------------------------------
     Sidney Lapidus                            David E. Libowitz
     Director                                  Director
     March 29, 1999                            March 29, 1999

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Information Holdings Inc.

We have audited the accompanying consolidated balance sheets of Information Holdings Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders'/members' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Holdings Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


New York, New York
March 3, 1999                                           ERNST & YOUNG LLP

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
CRC Press, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of CRC Press, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


West Palm Beach, Florida
May 29, 1998                                               ERNST & YOUNG LLP

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       DECEMBER 31  DECEMBER 31
                                                                              1998         1997
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $  57,270     $ 10,280
     Accounts receivable  (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $911 AND $803, RESPECTIVELY)                       9,286        4,968
     Inventories                                                             4,832        3,803
     Prepaid expenses and other current assets                               1,945        1,466
     Deferred income taxes                                                     777           --
                                                                         ---------     --------
         Total current assets                                               74,110       20,517
Property and equipment - net                                                 4,173        4,041
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $2,350 AND
     $2,313, RESPECTIVELY)                                                   3,474        3,289
Publishing rights and other intangible assets, net                          21,601       21,519
Other assets                                                                 1,369          826
Deferred income taxes                                                           64           27
                                                                         ---------     --------
TOTAL                                                                    $ 104,791     $ 50,219
                                                                         =========     ========

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                    $     261     $    233
     Accounts payable                                                        4,074        2,950
     Accrued expenses                                                        1,821        3,511
     Royalties payable                                                       1,935        1,749
     Deferred subscription revenue                                           8,530        7,582
                                                                         ---------     --------
         Total current liabilities                                          16,621       16,025

Capital leases                                                               2,694        2,955
Long-term debt                                                                  --        2,000
Other long-term liabilities                                                    683          683
                                                                         ---------     --------
         Total liabilities                                                  19,998       21,663
                                                                         ---------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'/MEMBERS' EQUITY:
     Members' equity                                                     $      --     $ 33,467
     Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                                    --           --
     Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,943,189 issued and outstanding                             169           --
     Additional paid-in capital                                             84,750           --
     Accumulated deficit                                                      (126)      (4,911)
                                                                         ---------     --------
         Total stockholders'/members' equity                                84,793       28,556
                                                                         ---------     --------

TOTAL                                                                    $ 104,791     $ 50,219
                                                                         =========     ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  1998             1997           1996
                                                                                               CRC PRESS
                                                                                             PREDECESSOR
                                                                                                 COMPANY
Revenues                                                      $     46,651     $     34,869     $ 28,852

Cost of sales                                                       11,707           11,492        9,262
                                                              ------------     ------------     --------

Gross profit                                                        34,944           23,377       19,590
                                                              ------------     ------------     --------

Operating Expenses:

   Selling, general and administrative                              24,871           20,918       17,295

   Depreciation and amortization                                     5,313            3,909        1,706

   Severance and special bonuses                                     1,050            3,213           --

   Impairment of long-lived assets                                      --               --       10,666
                                                              ------------     ------------     --------

     Total operating expenses                                       31,234           28,040       29,667
                                                              ------------     ------------     --------

Income (loss) from operations                                        3,710           (4,663)     (10,077)
                                                              ------------     ------------     --------

Other income (expense):

   Interest income                                                   1,444              152           --

   Interest expense                                                   (327)            (282)      (1,036)

   Other income (expense)                                               --             (115)          47
                                                              ------------     ------------     --------

Income (loss) before income taxes                                    4,827           (4,908)     (11,066)

Provision for income taxes                                              42                3          170
                                                              ------------     ------------     --------

Net income (loss)                                             $      4,785     $     (4,911)    $(11,236)
                                                              ============     ============     ========

Pro forma data (Unaudited):

   Income (loss) before income taxes, as reported             $      4,827     $     (4,908)

   Pro forma income taxes                                               42                3
                                                              ------------     ------------

   Pro forma net income (loss)                                $      4,785     $     (4,911)
                                                              ============     ============

   Pro forma basic and diluted net income (loss) per share    $       0.28     $      (0.29)
                                                              ============     ============

   Pro forma weighted average common shares outstanding         16,943,189       16,943,189
                                                              ============     ============

   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' EQUITY
                             YEARS ENDED DECEMBER 31
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                            COMMON STOCK
                                       ----------------------     ADDITIONAL
                                       NUMBER OF                   PAID-IN     ACCUMULATED   MEMBERS'
INFORMATION HOLDINGS INC.               SHARES         AMOUNT      CAPITAL       DEFICIT      EQUITY        TOTAL

Balance at January 1, 1997                       -   $       -    $       -     $      -     $     -      $       -

Capital contributions                                                                          33,467        33,467
Net loss                                                                          (4,911)                    (4,911)
                                        ----------   ---------    ---------     ---------    --------     ----------

Balance at December 31,1997                      -           -            -       (4,911)      33,467        28,556

Exchange                                12,200,000         122       33,356                   (33,478)            -
Initial public offering                  4,722,356          47       51,144                                  51,191
Issuance of common stock -
  to an employee                            20,833                      250                                     250
Capital contribution                                                                               11            11
Net income                                                                         4,785                      4,785
                                        ----------   ---------    ---------     ---------    --------     ---------
Balance at December 31,1998             16,943,189   $     169    $  84,750     $   (126)    $      -     $  84,793
                                        ==========   =========    =========     =========    ========     =========

================================================================================

CRC                                            ADDITIONAL
PRESS                               COMMON        PAID-IN     ACCUMULATED
PREDECESSOR COMPANY                  STOCK        CAPITAL         DEFICIT         TOTAL
Balance at January 1, 1996         $     4      $  29,069     $  (12,056)    $   17,017

Capital contribution                                   37                            37
Net loss                                                         (11,236)      (11,236)
                                   -------       --------     ----------      ---------

Balance at December 31, 1996       $     4       $ 29,106     $  (23,292)     $   5,818
                                   =======       ========     ===========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                            1998             1997              1996
                                                                                                          CRC PRESS
                                                                                                        PREDECESSOR
                                                                                                            COMPANY
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $    4,785       $   (4,911)       $  (11,236)
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Impairment write-down of long-lived assets                            -                -            10,666
         Depreciation                                                      1,192              836               541
         Amortization of intangibles                                       4,121            3,073             1,165
         Amortization of pre-publication costs                             2,413            2,313             3,064
         Deferred income taxes                                              (814)             (27)              170
         Other                                                               250              400              (371)
         Changes in operating assets and liabilities:
              Accounts receivable - net                                   (4,318)            (908)           (1,879)
              Inventories                                                 (1,237)             785            (1,332)
              Prepaid expenses and other assets                             (479)            (807)              405
              Accounts payable and accrued expenses                         (566)           2,779              (124)
              Royalties payable                                              186              843               (73)
              Deferred revenue                                               948            3,807               451
              Other - net                                                   (543)             387               801
                                                                      -----------      ----------        ----------
     Net Cash Provided by Operating Activities                             5,938            8,570             2,248
                                                                      ----------       ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                       2               11                 -
     Pre-publication costs                                                (2,390)          (1,654)           (3,641)
     Acquisitions of business titles                                      (4,202)         (30,778)                -
     Purchases of property and equipment                                  (1,327)          (1,163)             (387)
                                                                      -----------      -----------       -----------
         Net Cash Used in Investing Activities                            (7,917)         (33,584)           (4,028)
                                                                      -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments)borrowings under revolving credit facility           (2,000)           2,000                 -
     Advances/contributions from Times Mirror                                  -                -             2,307
     Net repayments under capital leases                                    (233)            (173)             (166)
     Issuance of common stock in public offering                          51,191                -                 -
     Capital contributions                                                    11           33,467                 -
                                                                      ----------       ----------        ----------
         Net Cash Provided by Financing Activities                        48,969           35,294             2,141
                                                                      ----------       ----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 46,990           10,280               361

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              10,280                -               664
                                                                      ----------       ----------        ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $   57,270       $   10,280        $    1,025
                                                                      ==========       ==========        ==========

SUPPLEMENTAL DISCLOSURE:
     Income taxes paid                                                $      187       $       49        $      974
                                                                      ==========       ==========        ==========
     Interest paid                                                    $      340       $      244        $    1,035
                                                                      ==========       ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Information Ventures LLC (IV), a wholly owned subsidiary of Information Holdings Inc. (IHI), was formed on December 2, 1996 to create and build an information and publishing business. IV functions as a holding company and, through its wholly owned subsidiaries - CRC Press LLC and MicroPatent LLC, publishes information in print and electronic media in the fields of science, technology, business, environmental science, intellectual property, and certain related disciplines. Products are distributed on a worldwide basis, and IV has operating offices in the United States and in Europe. Prior to IV's initial acquisition, which occurred effective as of January 1, 1997, IV had no operations or assets.

On August 12, 1998, the members of IV contributed all of their direct and indirect equity interests to IHI, a newly formed Delaware corporation, in exchange for 12,200,000 shares of common stock of IHI representing 100% of the initial outstanding equity interests (the Exchange).

Effective August 12, 1998, IHI sold 4,250,000 additional shares of common stock in an initial public offering at $12.00 per share. Subsequently, the underwriters exercised an option and purchased an additional 472,356 shares at $12.00 per share. Net proceeds, after deducting underwriting discounts and expenses, of approximately $51,200,000 are available for general corporate purposes, including acquisitions. IHI, together with IV and its subsidiaries are referred to as (the Company).

The consolidated financial statements presented as of and for the years ended December 31, 1998 and 1997 include the accounts of IHI and subsidiaries, all of which are wholly owned. Because IHI had no business operations prior to the Exchange, the balance sheet and statement of operations for IHI for periods prior to August 12, 1998 are not included herein. The balance sheet for the year ended December 31,1997 and statements of operations for the period January 1, 1997 to August 12, 1998 and for the twelve months ended December 31,1997 include the accounts of IV and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All acquisitions have been accounted for using the purchase method of accounting, and operating results have been included from the respective dates of acquisition.

The financial statements of CRC Press, Inc. are included herein for the twelve months ended December 31,1996 as the predecessor company (the Predecessor). CRC Press, Inc. a wholly owned subsidiary of The Times Mirror Company, was subsequently purchased by IV on January 10, 1997, effectively as January 1,1997, for cash consideration of $13,000,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The cost of these investments is equal to fair market value.

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable and sales returns consist of the following (in thousands):

                                                                YEARS ENDED DECEMBER 31
                                                   ----------------------------------------------
                                                         1998              1997             1996
                                                                                       CRC PRESS
                                                                                     PREDECESSOR
                                                                                         COMPANY
     Allowance, beginning of year                  $      803        $        -       $    4,281

     Provision for uncollectible accounts                 253             1,049              207
      and returns

     Write-off of uncollectible accounts
       and deductions from reserves                      (145)             (246)          (1,509)
                                                   ----------        ----------       -----------

     Allowance, end of year                        $      911        $      803       $    2,979
                                                   ==========        ==========       ==========

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at December 31, 1998 and 1997 consist solely of finished goods. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

DIRECT MAIL COSTS - Direct mail costs are expensed upon mailing. Direct mail expense was approximately $6,460,000, $6,119,000, and $3,596,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Direct mail related costs of approximately $529,000 and $418,000 were included in prepaid expenses and other current assets at December 31, 1998 and 1997, respectively.

PROPERTY AND EQUIPMENT - Depreciation is provided using the straight-line method over the following estimated useful lives:

     Furniture and equipment                                             5 years
     Computer equipment                                                  3 years
     Leasehold improvements                 Shorter of useful life or lease term
     Property under capital leases                                 Life of lease

PRE-PUBLICATION COSTS - Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 1998, the Company removed from its Balance Sheet fully amortized Pre-publication costs with a cost of approximately $2,106,000.

PUBLISHING RIGHTS AND OTHER INTANGIBLES - Publishing rights consist primarily of publication agreements, subscriber lists, trademarks and related assets and are amortized using the straight-line method over their estimated useful lives ranging from 3-20 years. Non-compete agreements arising from acquisitions are amortized using the straight-line basis over the contractual term, currently 3 years. Goodwill consists of the excess of cost over the value of identifiable net assets of businesses acquired and is being amortized on a straight-line basis over their estimated useful lives of 20 years.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. Based on these evaluations, there were no adjustments to the carrying value on long-lived assets in fiscal 1998 and 1997. Based on the January 10, 1997 purchase of CRC Press' net assets from Times Mirror, CRC Press determined that goodwill had been impaired and recorded an impairment charge of approximately $10,666,000.

REVENUE RECOGNITION - Revenues from books and the related cost of sales are recognized when the product is shipped to the customer. For products sold with the right of return, revenue is recognized net of a provision for estimated returns. Subscription payments received are deferred and recognized as revenue in the period in which the product is shipped.

DEFERRED REVENUE - In connection with the acquisition of companies, it is the Company's policy to record deferred revenue at the cost to fulfill rather than based on the subscription payments received.

INCOME TAXES - As a result of the Exchange discussed in Note 1, the Company became subject to Federal and state income taxes. Prior to that time the Company was a limited liability company (LLC) and was treated as a partnership for Federal and most state income taxes. However, in those periods the Company was still liable for income taxes in certain states and thus a provision for those state income taxes was reflected on the statement of operations.

Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

STOCK-BASED COMPENSATION - The Company accounts for its stock based compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensations." Since stock options will be granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense will be recognized.

RECLASSIFICATIONS - Certain amounts in the fiscal 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

COMPUTATION OF EARNINGS PER COMMON SHARE - The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1998. The new standard requires dual presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Basic income per common share is based on the weighted average outstanding common shares during the respective period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options. For fiscal 1998 diluted shares had no impact on the computation of earnings per common share. No historical earnings per share data are presented, as the Company does not consider such data meaningful. The pro forma earnings (loss) per share data presented were computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1997.

ADOPTION OF NEW ACCOUNTING STANDARDS - Effective for the Company's fiscal 1998 financial statements, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires disclosures of comprehensive income and its components, as defined; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires certain financial and descriptive information about a company's reportable operating statements. The Company adopted these statements and determined that the new standards do not have any impact on the Company's consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In February of 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans for fiscal years beginning after December 15, 1998. Additionally in June of 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities was issued for all fiscal quarters of fiscal years beginning after June 15,1999. In the opinion of the Company's management, adoption of these new accounting standards will not result in any change in the Company's disclosure requirements nor will they have any impact on the Company's consolidated financial position or results of operations.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITIONS

On August 19, 1998, the Company acquired two product lines for cash consideration of approximately $3,700,000: the Chapman & Hall list of mathematics and statistics books and Chapman & Hall's electronic databases and books in the chemistry field. The purchase price was allocated to net tangible assets of $200,000 and publishing rights and other intangible assets of $3,500,000.

On January 10, 1997, effectively as of January 1, 1997, the Company acquired the net assets of CRC Press for cash consideration of $13,000,000. CRC Press publishes information in print and electronic media for the global scientific, professional and technical communities. The purchase price was allocated to net tangible assets of $5,800,000 and publishing rights and other intangible assets of $7,200,000.

On January 14, 1997, effectively as of January 1, 1997, the Company acquired the net assets of St. Lucie Press for cash consideration of $2,600,000. St. Lucie publishes business related books. The purchase price was allocated to net tangible assets aggregating $600,000 and publishing rights and other intangibles of $2,000,000.

On June 5, 1997, the Company acquired the net assets of Auerbach for cash consideration of $8,000,000. Auerbach publishes information in print and electronic media for the information technology market. The purchase price was allocated to net liabilities assumed of $300,000, publishing rights and other intangibles of $8,100,000, goodwill of $100,000 and noncompete agreements of $100,000.

On July 2, 1997, effectively as of July 1, 1997, the Company acquired the net assets of MicroPatent for cash consideration of $7,400,000. MicroPatent provides information products and services for intellectual property professionals. The purchase price was allocated to in process research and development costs of $400,000 which were expensed in 1997, tangible net assets/(liabilities) aggregating ($100,000) and publishing rights and other intangibles of $7,100,000.

In connection with the purchase of the above mentioned subsidiaries, the Company has revalued the deferred subscription revenues based on cost to fulfill. As a result, the deferred subscription revenues were reduced by $4,000,000 in fiscal 1997. Had the Company not made such revaluation, revenues and gross profit for the year ended December 31, 1997 would have been higher by $4,000,000.

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective dates of acquisition.

The pro-forma unaudited condensed consolidated result of operations for the year ended December 31, 1997, assuming all the 1997 acquisitions were consummated as of January 1, 1997, are as follows (in thousands except per share data):

Revenues                                                               $ 39,483
                                                                       ========

Net loss                                                               $ (7,872)
                                                                       ========

Loss per share                                                         $  (0.46)
                                                                       ========

The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

4. PROPERTY AND EQUIPMENT

Property and equipment (at cost) consisted of the following (in thousands):

                                                     DECEMBER 31     DECEMBER 31
                                                            1998            1997
Buildings                                                 $2,344          $2,344
Furniture and equipment                                      858             467
Computer equipment                                         2,545           1,756
Leasehold improvements                                       476             310
                                                          ------          ------
                                                           6,223           4,877
Less accumulated depreciation                              2,050             836
                                                          ------          ------
                                                          $4,173          $4,041
                                                          ======          ======

5. PUBLISHING RIGHTS AND OTHER INTANGIBLE ASSETS

Publishing rights and other intangible assets consisted of the following (in thousands):

                                                    DECEMBER 31      DECEMBER 31
                                                           1998             1997
Publishing rights                                       $25,479          $22,994
Trademarks                                                2,850            1,350
Goodwill                                                    348              148
Non-compete agreements                                      117              100
                                                        -------          -------
                                                         28,794           24,592
Less accumulated amortization                             7,193            3,073
                                                        -------          -------
                                                        $21,601          $21,519
                                                        =======          =======

6. SEVERANCE AND SPECIAL BONUSES

In fiscal 1997, the Company recorded a pre-tax charge of approximately $1,600,000 related primarily to the consolidation of certain functions and reductions in the workforce. The charge was recorded in the first quarter of the fiscal year. At December 31,1998 and 1997, accrued expenses included $0 and $160,000, respectively, of severance costs associated this charge. The majority of the cash outlays were made in the first half of fiscal 1997,with the balance made in the first quarter of fiscal 1998.

Additionally in fiscal 1997, a subsidiary entered into an employment agreement with an officer, which provided for contingent compensation arrangements until January of 2000 based on the subsidiary's operating performance. The Company also granted an officer of the Company a special bonus (payable in cash) related to the formation of the Company and its initial acquisitions. As a result, the amount recognized by the Company, as compensation expense under the two arrangements was approximately $1,600,000 for fiscal 1997. Accrued expenses at December 31,1997 included the full amount of this charge, which was subsequently paid out in the first quarter of fiscal 1998. In conjunction with the initial public offering, the employment agreement noted above was amended in August of 1998. The employee was granted $800,000 in cash and $250,000 in stock. The Company recorded a pre-tax charge of $1,050,000 in the third quarter of 1998 related to this amendment. Accrued expenses at December 31,1998 included $800,000 of costs related to this amendment, which was subsequently paid out in January 1999.

7. DEBT

A subsidiary of the Company maintained a revolving line of credit (the Credit
Line) borrowing arrangement of $5,000,000 with State Street Bank, with varying amounts of available credit expiring beginning in June of 2000. Interest on the Credit Line was due quarterly in arrears at the London Interbank Offering Rate (LIBOR) plus applicable margin ranging from 1.5% to 2.5%. In 1998 and 1997, interest rates under this agreement ranged from 7.22% to 7.38%. At December 31,1997, the principal amount outstanding was $2,000,000 and the unused bank line of credit amounted to $3,000,000. In April of 1998, all outstanding balances were repaid in full and the Credit Line was subsequently cancelled by the Company in July of 1998.

8. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31
                                          --------------------------------------
                                           1998            1997            1996
                                                                       CRC PRESS
                                                                     PREDECESSOR
                                                                         COMPANY
Current:
  Federal                                 $ 663           $  --           $(313)
  State                                     220              30             (33)
Deferred:
  Federal                                  (634)             --             468
  State                                    (207)            (27)             48
                                          -----           -----           -----
                                          $  42           $   3           $ 170
                                          =====           =====           =====

The following represents a reconciliation between the actual income tax provision and income taxes computed by applying the statutory Federal income tax rate (35%) to loss before income taxes:

                                                                     DECEMBER 31
                                                                           1996
                                                                       CRC PRESS
                                                                     PREDECESSOR
                                                                         COMPANY
Statutory rate                                                          $(3,873)
State and local taxes, net of Federal tax benefits                         (393)
Goodwill amortization not deductible for tax purposes                     4,198
Non-deductible permanent items                                               26
Other, net                                                                  212
                                                                        -------
                                                                        $   170
                                                                        =======

9. PRO FORMA INCOME TAXES (UNAUDITED)

As discussed in Note 2, the Company was a LLC and was treated as a partnership for Federal and most state income taxes. In connection with the offering, the Company became subject to Federal and additional state income tax. The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state income taxes.

The Pro forma income tax provision consists of the following (in thousands):

                                                        YEARS ENDED DECEMBER 31
                                                        -----------------------
                                                         1998               1997
Current:
  Federal                                               $ 636                $--
  State                                                   247                  3
Deferred                                                 (841)                --
                                                        -----                 --
                                                        $  42                $ 3
                                                        =====                ===

The following represents a reconciliation between the pro forma income tax provision and income taxes computed by applying the statutory Federal income tax rate (35%) to pro forma income (loss) before income taxes:

                                                      YEARS ENDED DECEMBER 31
                                                      -----------------------
                                                             1998        1997
Statutory rate                                            $ 1,641     $(1,669)
State and local taxes, net of Federal tax benefits            342        (275)
Valuation allowance                                        (1,960)      1,960
Other, net                                                     19         (13)
                                                          -------     -------
Total                                                     $    42     $     3
                                                          =======     =======

Actual 1998 and pro forma 1997 deferred income taxes result from reporting income and expenses in different periods for tax and pro forma financial reporting purposes. Significant components of the Company's deferred tax asset is as follows (in thousands):

                                                       DECEMBER 31  DECEMBER 31
                                                              1998         1997
Current deferred income tax assets:
  Allowance for accounts receivable                        $   326      $   326
  Inventory                                                    451           82
  Other, net                                                    --          188
                                                           -------      -------
    Total                                                      777          596
Long-term deferred tax assets:
  Property and equipment                                      (622)        (763)
  Net operating loss carryforwards                              --          353
  Amortizable assets                                          (481)         516
  Non-deductible lease obligation                            1,194        1,258
  Other                                                        (27)          27
                                                           -------      -------
    Total                                                       64        1,391
                                                           -------      -------
  Deferred tax asset valuation allowance                        --       (1,960)
                                                           -------      -------
Total deferred tax asset                                   $   841      $    27
                                                           =======      =======

During 1998, the Company determined that it was more likely than not that the future tax benefits arising from its deferred tax assets would be realized in the future due to the Company's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized an income tax benefit of $1,960,000.

10. MEMBERSHIP INTEREST

Prior to the initial public offering of the Company's common stock completed in August of 1998, the Company had two classes of voting preferred equity interests, which shared in profits and losses. The Class A Preferred holder contributed 95% of total capital, was allocated 95% of profits and losses and was entitled to elect three directors. The Class B Preferred holder contributed 5% of total capital, was allocated 5% of profits and losses and was entitled to elect one director. Voting rights were apportioned between the classes on a basis equivalent to contributed capital.

Both classes of such preferred equity interests were required to convert to common equity interests under certain events, including a public offering of the Company's securities or the sale of the Company. Accordingly, the Class A and Class B Preferred holders received common equity interests under a pre-determined formula in connection with the Company's initial public offering.

11. EMPLOYEE BENEFIT PLANS

The Company offers a defined contribution savings plan qualifying under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full time U.S. employees, requiring one-year of service prior to eligibility (see below). Participants fully vest in Company contributions after three years with partial vesting after one year. An employee may contribute up to 25% of his or her earnings on a pre-tax basis subject to IRS limitations. The Company, via the subsidiaries, matches 50% of such contributions up to a maximum employee contribution of 6% of salary. Prior to January 1, 1998, the Company previously offered two plans, which were merged into a new single plan as noted above. The new plan covers all employees of a subsidiary of the Company as of December 31, 1997 and new employees with more than one year of service (compared to 90 days service in the prior plan). Other plan provisions are unchanged from the prior plans.

The Company's contributions under these plans for each of the three years ended December 31, 1998, 1997, and 1996 were approximately $198,000, $86,000 and
$119,000, respectively.

12. 1998 STOCK OPTION PLAN

The Board of Directors has adopted the Company's 1998 Stock Option Plan (the
Plan) which provides for the granting of options to purchase not more than an aggregate of 866,866 shares of Common Stock, subject to adjustment as provided in the Plan. All directors and full-time employees of the Company are eligible to participate in the Plan. Each option granted pursuant to the Plan must provide for an exercise price per share that is at least equal to the fair market value per share of Common Stock on the date of grant. Options granted under the Plan are exercisable no earlier than one-year and no later than ten years from the grant date and vest in 25% increments over a four-year period from the date of grant. The exercise price of each option, the period during which each option may be exercised and the other terms and conditions of each option are determined by the Board of Directors. Options that have been granted to the Company's independent directors and certain executive officers have accelerated vesting schedules and exercisable lives.

A summary of stock option transactions under the Company's stock option plan for the five months ended December 31,1998 is as follows:

                                                               WEIGHTED AVERAGE
                                               SHARES           EXERCISE PRICE
-----------------------------------------------------------------------------
Outstanding at January 1, 1998                        -              $      -
                                           ----------------------------------
     Granted                                    541,846                 12.02
     Exercised                                        -                     -
     Canceled or Lapsed                         (12,513)                12.00
                                           ----------------------------------
Outstanding at December 31, 1998                529,333              $  12.02
-----------------------------------------------------------------------------

Shares exercisable at December 31, 1998         109,482              $  12.00
-----------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31,1998:

                                             Weighted
         Range of                          Avg. Remaining      Weighted                           Weighted
          Exercise          Number          Contractual        Average            Number          Average
          Prices         Outstanding           Life         Exercise Price      Exercisable     Exercisable
------------------------------------------------------------------------------------------------------------
          $12.00           521,533            7.3 years        $ 12.00            109,482        $  12.00
          $13.13             7,800           10.0 years          13.13                  -               -
                        ------------------------------------------------------------------------------------
                           529,333            7.3 Years        $ 12.02            109,482        $  12.00
------------------------------------------------------------------------------------------------------------

The Company accounts for its stock-option plan under the provisions of APB Opinion 25 and related Interpretations, "Accounting for Stock Issued to Employees," which utilizes the intrinsic value method. No compensation cost has been recognized related to the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value of the options at the dates of grant consistent with the requirements of SFAS No.123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                     DECEMBER 31
                                                                            1998
     Net income applicable to common shareholders
                                      As reported                     $    4,785
                                      Pro forma                            4,691

     Net income per basic and diluted common share
                                      As reported                     $     0.28
                                      Pro forma                       $     0.28

The fair value of stock options granted in fiscal 1998 was estimated at the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

                                                                        DECEMBER
                                                                            1998
     Risk free interest rate                                                5.5%
     Expected life of option grants                                           5
     Expected volatility                                                   25.0%
     Expected dividend yield                                                  0

13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases office space, office and computer equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property, and certain capital leases include escalation clauses.

The future noncancelable minimum lease payments under operating leases and under capital leases including estimated escalation amounts as of December 31, 1998 are as follows (in thousands):

                                                 OPERATING         CAPITAL
                                                    LEASES          LEASES
Year ending December 31,
            1999                                 $       639    $       525
            2000                                         668            516
            2001                                         646            519
            2002                                         512            536
            2003                                         293            553
            Thereafter                                   936          1,517
                                                 -----------    -----------
     Total minimum lease payments                $     3,694          4,166
                                                 ===========    -----------

Less amount representing unamortized interest                         1,211
                                                                -----------
Present value of net minimum lease payments                           2,955
Less current maturities                                                 261
                                                                -----------

Long-term obligation                                            $     2,694
                                                                ===========

Assets recorded under capital leases are included in Property and equipment as follows (in thousands):

                                                     DECEMBER 31     DECEMBER 31
                                                            1998            1997
Buildings                                                 $2,344          $2,344
Computer equipment                                            86              86
                                                          ------          ------
                                                           2,430           2,430
Less accumulated depreciation                                565             266
                                                          ------          ------
                                                          $1,865          $2,164
                                                          ======          ======

Rental expense for operating leases amounted to approximately $1,048,000, $888,000 and $872,000 for each of the years ended December 31, 1998, 1997 and 1996 respectively.

LEGAL PROCEEDINGS - From time to time, the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business (see Item 3). While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations, or net cash flows of the Company.

EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain officers and management personnel. The terms of these agreements are specific to each employee.

14. RELATED PARTY TRANSACTIONS

In connection with the acquisition of CRC Press in January 1997, the Initial Stockholders loaned an aggregate of $2,500,000 to the Company. Such loans were repaid without interest in April 1997.

The Company transacts business in the amount of approximately $250,000 per year with a mail house owned by a brother-in-law of Dennis Buda, the President of CRC Press. The rates charged by such mail house are at or below the rates charged by other mail houses serving the Company.

In September 1998, a subsidiary of the Company entered into a loan agreement with an executive officer. Under the terms of the loan agreement, the subsidiary provided a loan of $550,000 bearing an interest rate of 5.5% per annum, payable on demand. The loan was repaid in full in January 1999.

Times Mirror International Publishers, Inc. (TMIP), a wholly-owned subsidiary of Times Mirror, had an arrangement with other subsidiaries of Times Mirror, including CRC Press in fiscal 1996, to manage all international sales, including sales of U.S. copyrighted materials, foreign language adaptations of U.S. copyrighted materials and foreign rights income. In connection with this arrangement, TMIP marketed, sold and distributed CRC Press' products in certain international markets. Net sales to TMIP aggregated $3,975,000 in 1996. CRC Press incurred direct costs including paper, printing, binding, international royalties and incremental plant, editorial and production associated with foreign language adaptations of $1,837,000 in 1996.

15. SEGMENT INFORMATION

The Company operates in one business segment, namely publishing, and publishes information in print and electronic media in a variety of fields including science, technology, business and intellectual property. Products are distributed on a worldwide basis, and the Company has operating offices in the United States and in Europe. The following table presents revenues (in thousands):

                                                  YEARS ENDED DECEMBER 31
                                               ----------------------------
                                                      1998             1997
         United States                         $    34,974      $    24,570
         Europe                                      7,970            9,086
         Others                                      3,707            1,213
                                               -----------      -----------
                                               $    46,651      $    34,869
                                               ===========      ===========

Revenues from one customer represented approximately 18.7% of the Company's consolidated revenue in fiscal year 1997. There were no customers who exceeded 10% of total revenues in fiscal 1998 and 1996, respectively.

16. FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risks consists principally of receivables. The Company believes the concentration of credit risk in its accounts receivables is substantially mitigated by the Company's ongoing credit evaluation process and due to the large number of customers comprising the Company's customer base. The Company does not generally require collateral from customers. A subsidiary of IV has entered into an exclusive distribution agreement with a third party for sale of its products in regions outside of North America. Accounts receivable related to this distribution agreement approximated $2,262,000 at December 31,1998. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

The Company invests its excess cash in high quality short-term liquid money market instruments and government agency bills. The Company has a policy of making investments only with institutions that have at least an "A" credit rating from a national rating agency. The investments generally mature within six months. The Company has not incurred losses related to these investments.

The Company maintains its cash in demand deposit accounts which at times may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31,1998, the Company had approximately $490,000 of cash in excess of FDIC insurance limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Company's borrowings under its capitalized lease obligations approximates fair value based on quoted market prices for the same or similar instruments.

17. SUBSEQUENT EVENT

On January 7, 1999, effectively as of January 1, 1999, the Company acquired the stock of Optipat, Inc. (Optipat), for cash consideration of $3,250,000. Optipat provides patent information in printed format and over the Internet to the corporate and legal markets. Also in January 1999, the Company purchased the environmental book-publishing list of Ann Arbor Press for cash consideration of approximately $500,000.