Form 10-Q
period 1999-03-31
INFORMATION HOLDINGS INC
filed 1999-05-17
CIK 1063744

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:     March 31,1999
                                    -------------

Commission File Number:    1-14371
                           -------


                            INFORMATION HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        06-1518007
(State of incorporation)                    (IRS Employer Identification Number)

      2777 SUMMER STREET, SUITE 209
          STAMFORD, CONNECTICUT                           06905
 (Address of principal executive offices)               (Zip Code)

                                 (203) 961-9106
              (Registrant's telephone number, including area code)

             23 OLD KINGS HIGHWAY SOUTH, DARIEN, CONNECTICUT, 06820 (Former Address of Registrant's Principal Executive Offices)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes o No

         As of March 31, 1999, there were 16,943,189 shares of the Company's common stock, par value $0.01 per share outstanding.

================================================================================

                            INFORMATION HOLDINGS INC.
                            -------------------------

                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION
-------   ---------------------
Item 1.   Financial Statements:

          Consolidated Balance Sheets                                          1
            As of March 31, 1999(Unaudited) and December 31, 1998

          Consolidated Statements of Operations (Unaudited) for the            2
            Three Months Ended March 31, 1999 and 1998

          Consolidated Statements of Cash Flows (Unaudited) for the            3
            Three Months Ended March 31, 1999 and 1998

          Notes to Consolidated Financial Statements (Unaudited)               4

Item 2.   Management's Discussion and Analysis of Financial Condition          7
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          10

PART II.  OTHER INFORMATION
--------  ---------------------

Item 2.   Changes in Securities and Use of Proceeds                           11

Item 6.   Exhibits and Reports on Form 8-K                                    11

          Signature                                                           12


                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                           MARCH 31   DECEMBER 31
                                                                               1999          1998
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $  55,232     $  57,270
     Accounts receivable  (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $833 AND $911, RESPECTIVELY)                        6,694         9,286
     Inventories                                                              5,385         4,832
     Prepaid expenses and other current assets                                2,811         1,945
     Deferred income taxes                                                      777           777
                                                                          ---------     ---------
         Total current assets                                                70,899        74,110
Property and equipment - net                                                  4,460         4,173
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $1,400 AND
     $2,350, RESPECTIVELY)                                                    3,212         3,474
Publishing rights and other intangible assets, net                           24,145        21,601
Other assets                                                                  1,550         1,369
Deferred income taxes                                                            64            64
                                                                          ---------     ---------
TOTAL                                                                     $ 104,330     $ 104,791
                                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                     $     265     $     261
     Accounts payable                                                         3,574         4,074
     Accrued expenses                                                         1,320         1,821
     Royalties payable                                                        1,473         1,935
     Deferred subscription revenue                                            8,487         8,530
                                                                          ---------     ---------
         Total current liabilities                                           15,119        16,621

Capital leases                                                                2,623         2,694
Other long-term liabilities                                                     683           683
                                                                          ---------     ---------
         Total liabilities                                                   18,425        19,998
                                                                          ---------     ---------

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                              $      --     $      --
     Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,943,189 issued and outstanding                              169           169
     Additional paid-in capital                                              84,750        84,750
     Retained earnings(deficit)                                                 986          (126)
                                                                          ---------     ---------
         Total stockholders' equity                                          85,905        84,793
                                                                          ---------     ---------

TOTAL                                                                     $ 104,330     $ 104,791
                                                                          =========     =========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1999             1998
                                                    --------         --------
Revenues                                            $ 12,055         $ 10,728
Cost of sales                                          3,201            2,858
                                                    --------         --------
Gross profit                                           8,854            7,870
                                                    --------         --------
Operating expenses:
   Selling, general and administrative                 6,582            5,972
   Depreciation and amortization                       1,002            1,278
                                                    --------         --------

      Total operating expenses                         7,584            7,250
                                                    --------         --------
Income from operations                                 1,270              620
                                                    --------         --------
Other income (expense):
   Interest income                                       611              140
   Interest expense                                      (69)            (103)
                                                    --------         --------
Income before income taxes                             1,812              657
Provision for income taxes                               700               56
                                                    --------         --------
Net income                                          $  1,112         $    601
                                                    ========         ========
Basic and diluted per common share amounts:
    Net Income                                      $   0.07
                                                    ========
Pro forma income data:
     Income before income taxes, as reported                         $    657
     Pro forma income taxes                                                56
                                                                     --------
     Pro forma net income                                            $    601
                                                                     ========

     Pro forma earnings per share                                    $   0.04
                                                                     ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1999             1998
                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $  1,112         $    601
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                              365              271
       Amortization of intangibles                               653            1,007
       Amortization of pre-publication costs                     660              563
       Changes in operating assets and liabilities:
           Accounts receivable - net                           3,015            1,471
           Inventories                                          (523)             179
           Prepaid expenses and other assets                    (884)            (568)
           Accounts payable and accrued expenses              (1,385)          (2,232)
           Royalties payable                                    (462)            (591)
           Deferred revenue                                      (43)             651
           Other - net                                          (180)            (272)
                                                            --------         --------

       Net Cash Provided by Operating Activities               2,328            1,080
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                  11               --
    Purchases of property and equipment                         (498)            (133)
    Pre-publication costs                                       (270)            (209)
    Acquisitions of businesses and titles                     (3,542)            (160)
                                                            --------         --------

       Net Cash Used in Investing Activities                  (4,299)            (502)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under revolving credit facility                --           (1,000)
    Net repayments under capital leases                          (67)             (55)
                                                            --------         --------

       Net Cash Used in Financing Activities                     (67)          (1,055)
                                                            --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (2,038)            (477)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                    57,270           10,280
                                                            --------         --------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                        $ 55,232         $  9,803
                                                            ========         ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.       BASIS OF PRESENTATION

         The consolidated balance sheet of Information Holdings Inc. (IHI , or the Company) at December 31, 1998 has been derived from IHI's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by IHI and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto contained in IHI's Annual Report on Form 10-K.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IHI as of March 31, 1999, and the results of their operations and their cash flows for the periods presented herein. Results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at March 31, 1999 and December 31, 1998 consist solely of finished goods. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

C.       PRE-PUBLICATION COSTS

         Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 1999, the Company removed from its Balance Sheet fully amortized Pre-publication costs with a cost of approximately $1,645,000.

                            INFORMATION HOLDINGS INC.

D.       ACQUISITIONS

         On January 7, 1999, effectively as of January 1, 1999, the Company acquired the stock of Optipat, Inc. (Optipat), for cash consideration of approximately $3,200,000. Optipat provides patent information in printed format and over the Internet to the corporate and legal markets. The purchase price was allocated to publishing rights and other intangible assets of $2,900,000 and net tangible assets of $300,000. Also in January 1999, the Company purchased the environmental book-publishing list of Ann Arbor Press for cash consideration of approximately $350,000. The purchase price was allocated to publishing rights and other intangible assets of $75,000 and net tangible assets of $275,000.

E.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:


                                                            MARCH 31
                                                                1999
         (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Basic:
         Net income                                         $  1,112
         Average shares outstanding                           16,943
                                                            --------
         Basic EPS                                          $   0.07
                                                            ========
         Diluted:
         Net income                                         $  1,112
                                                            ========
         Average shares outstanding                           16,943
         Net effect of dilutive stock options -
           based on the treasury stock method                    156
                                                            --------
         Total                                              $ 17,099
                                                            ========
         Diluted EPS                                        $   0.07
                                                            ========


         No historical earnings per share data are presented for the three months ended March 31, 1998 as the Company does not consider such data meaningful. The pro forma earnings per share data presented were computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1998.

                            INFORMATION HOLDINGS INC.

F.       ADOPTION OF FAS 132

         During the first quarter of fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans for fiscal years beginning after December 15, 1998. The Company determined that adoption of the new standard did not result in any change in the Company's current disclosure requirements.

G.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities for all fiscal quarters of fiscal years beginning after June 15, 1999. In the opinion of the Company's management, adoption of this new accounting standard will not have any impact on the Company's consolidated financial position or results of operations.

H.       SUBSEQUENT EVENTS

         On May 14, 1999, the Company entered into an agreement to acquire 100% of the stock of Master Data Center, Inc. (MDC) for cash consideration of approximately $33,000,000. The transaction is expected to be completed within 90 days following the agreement date. MDC provides patent annuity payment services and complementary software products for managing patent and trademark portfolios.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended March 31, 1999 Compared to
Three Months Ended March 31, 1998
---------------------------------------------

         REVENUES. In the first quarter of fiscal 1999, the Company had revenues of $12.1 million compared with revenues of $10.7 million in the first quarter of fiscal 1998, an increase of $1.3 million or 12.4%. The increase in revenues is primarily due to an increase of $0.5 million in CRC Press electronic product revenues; an increase of $0.4 million in Internet sales of patent information; and an increase of $0.5 million in sales of patents and file histories related to Optipat, which was acquired in January 1999. Book sales were relatively flat in the period due to timing of book releases and international sales.

         COST OF SALES. Cost of sales increased $0.3 million or 12.0% to $3.2 million in the first quarter of fiscal 1999 compared to $2.9 million in the corresponding period in fiscal 1998. Cost of sales expressed as a percentage of revenues in the first quarter of fiscal 1999 remained consistent with the corresponding period of fiscal 1998. The increase in the costs of sales over the comparable period in fiscal 1998 is primarily attributable to the increase in revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $0.6 million or 10.2% in the first three months of fiscal 1999, to $6.6 million from $6.0 million in the first three months of fiscal 1998, principally as a result of increased personnel and marketing costs at CRC Press and operating expenses of Optipat. S,G&A expenses as a percentage of revenues decreased to 54.6% in the first quarter of fiscal 1999, compared with 55.7% in the corresponding fiscal 1998 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the first quarter of fiscal 1999 decreased $0.3 million, or 21.6%, to $1.0 million from $1.3 million in the corresponding quarter in fiscal 1998, due primarily to decreased amortization of intangible assets.

         INTEREST INCOME. Interest income increased to $0.6 million from $0.1 million due primarily to interest earned on the proceeds from the initial public offering.

         INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended March 31, 1999 is 38.6%. This compares with an effective tax rate of 8.5% in the prior year. The Company did not record a provision for Federal income taxes in the prior year period due to the use of net operating loss carry-forwards.

FINANCIAL CONDITION:

Prior to August 1998, the financing requirements of the Company have been funded through cash generated by operating activities and capital contributions from the founding stockholders. In August 1998, the Company completed an initial public offering of its common stock to raise funds.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash and cash equivalents totaled $55.2 million at March 31, 1999 compared to $57.3 million at December 31, 1998. Excluding cash and cash equivalents, the Company had working capital of $0.5 million at March 31, 1999 compared to working capital of $0.2 million at December 31, 1998. Since the Company receives subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Deferred subscription revenues, a non-cash obligation included in current liabilities, totaled $8.5 million at March 31, 1999.

Cash generated by operating activities was $2.3 million for the three months ended March 31, 1999, derived from net income of $1.1 million plus non-cash charges of $1.7 million less an increase in operating assets, net of liabilities of $0.5 million. This increase in operating assets and liabilities is primarily the result of payment of expenses related to book publishing operations and the payment of income tax liabilities, offset by collections of customer receivables.

Cash used in investing activities was $4.3 million for the three months ended March 31, 1998 due to capital expenditures, including pre-publication costs, of $0.8 million and acquisition costs of $3.5 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

Cash used in financing activities was less than $0.1 million for the three months ended March 31, 1999, related to payments on approximately $2.9 million of capitalized lease obligations. The Company has no additional debt obligations as of March 31, 1999. The Company currently does not maintain a working capital credit facility but believes that, if needed, one would be available at market rates.

The Company believes that net cash provided by operations, together with cash on hand and other available sources of funds, will be sufficient to fund the cash requirements of its existing operations. Excluding acquisition activity, the Company does not expect to use the proceeds of the initial public offering to fund operations. The Company currently has no commitments for material capital expenditures. However, future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

The Company will continue to use the remaining net proceeds from the initial public offering for general corporate purposes including acquisitions. See Note H - SUBSEQUENT EVENTS. Pending such uses, the remaining net proceeds will be invested in short-term, investment grade securities.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SEASONALITY

The Company's business is somewhat seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on historical publication schedules. In 1998, 30% of the Company's revenues were generated during the fourth quarter with the first, second and third quarters accounting for 23%, 22% and 25% of revenues, respectively. In addition, the Company may experience fluctuation in revenues from period to period based on the timing of acquisitions and new product launches.

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

The Company has completed its assessment of all currently used computer systems and has begun a plan of action to correct those areas that will be affected by the Year 2000 issue. Presently, conversion of all critical data processing systems has been completed. The Company anticipates the conversions of non-critical systems to be completed by mid-1999. The Company expects the cost for all upgrades to be between $100,000 and $200,000. The estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business.


In fiscal 1998, the Company began an evaluation of the environmental equipment, telephones, personal computer hardware and software outside of the Company's information systems. The Company's goal is to complete any upgrade requirements by the end of fiscal 1999, but does not expect that the cost for subsequent upgrades will be material to the Company's consolidated financial statements.

Management's assessment of the risks associated with the Year 2000 project and the status of the Company's contingency plans are unchanged from that described in the 1998 annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, and intentions that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company's disclosures under the heading IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS contained in the Company's 1998 Annual Report on Form 10-K.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

         The following report relates to the Company's initial public offering:


Commission file number of registration statement:                 333-56665
Effective Date:                                                   August 6, 1998
Expenses incurred through March 31, 1999:
         Underwriting discounts                                   $ 3,887,747
         Other expenses                                           $ 1,589,413
         Total expenses                                           $ 5,477,160

Application of proceeds through March 31, 1999:
         Acquisition of product lines                             $ 7,186,700
         Temporary investments (US Treasury Bills)                $44,004,412



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              27.1   Financial Data Schedule

         (b) Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INFORMATION HOLDINGS INC.



Date:     May 13, 1999                  By: /s/ Vincent A. Chippari
      ---------------------                -------------------------------------
                                           Vincent A. Chippari
                                           Executive Vice President and Chief
                                           Financial Officer

                                           Signing on behalf of the registrant
                                           and as principal financial and
                                           accounting officer