Form 10-Q
period 1999-06-30
INFORMATION HOLDINGS INC
filed 1999-08-02
CIK 1063744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 1999
                                -------------

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   /X/ Yes / / No

         As of June 30, 1999, there were 16,943,189 shares of the Company's common stock, par value $0.01 per share outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           INFORMATION HOLDINGS INC.

                                      INDEX


                                                                                                        Page Number
                                                                                                        -----------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets                                                                      1
                As of June 30, 1999 (Unaudited) and December 31, 1998

              Consolidated Statements of Operations (Unaudited) for the                                        2
                Three Months Ended June 30, 1999 and 1998 and
                Six Months Ended June 30, 1999 and 1998

              Consolidated Statements of Cash Flows (Unaudited) for the                                        3
                Six Months Ended June 30, 1999 and 1998

              Notes to Consolidated Financial Statements (Unaudited)                                           4

Item 2.       Management's Discussion and Analysis of Financial Condition                                      7
                and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                      11

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                                       12

Item 4.       Submission of Matters to a Vote of Security Holders                                             12

Item 6.       Exhibits and Reports on Form 8-K                                                                12

              Signature                                                                                       13

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          JUNE 30         DECEMBER 31
                                                                                            1999             1998
                                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $      54,730       $      57,270
     Accounts receivable  (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $307 AND $911, RESPECTIVELY)                                        7,117               9,286
     Inventories                                                                              5,192               4,832
     Prepaid expenses and other current assets                                                2,847               1,945
     Deferred income taxes                                                                      777                 777
                                                                                      -------------       -------------
         Total current assets                                                                70,663              74,110
Property and equipment, net                                                                   4,273               4,173
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $2,065 AND
     $2,350, RESPECTIVELY)                                                                    3,202               3,474
Publishing rights and other intangible assets, net                                           23,565              21,601
Other assets                                                                                  1,613               1,369
Deferred income taxes                                                                            64                  64
                                                                                      -------------       -------------

TOTAL                                                                                 $     103,380       $     104,791
                                                                                      -------------       -------------
                                                                                      -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                                 $         267       $         261
     Accounts payable                                                                         2,672               4,074
     Accrued expenses                                                                           655               1,821
     Royalties payable                                                                        1,963               1,935
     Deferred subscription revenue                                                            7,434               8,530
                                                                                      -------------       -------------
         Total current liabilities                                                           12,991              16,621

Capital leases                                                                                2,554               2,694
Other long-term liabilities                                                                     823                 683
                                                                                      -------------       -------------
         Total liabilities                                                                   16,368              19,998
                                                                                      -------------       -------------

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                                          $          --       $          --
     Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,943,189 issued and outstanding                                              169                 169
     Additional paid-in capital                                                              84,750              84,750
     Retained earnings(deficit)                                                               2,093                (126)
                                                                                      -------------       -------------
         Total stockholders' equity                                                          87,012              84,793
                                                                                      -------------       -------------

TOTAL                                                                                 $     103,380       $     104,791
                                                                                      -------------       -------------
                                                                                      -------------       -------------


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                          ---------------------------        ---------------------------
                                                            1999             1998              1999             1998
                                                          ---------        ----------        ----------       ----------

Revenues                                                  $  12,977        $   10,345        $   25,032       $   21,073
Cost of sales                                                 3,542             2,518             6,743            5,376
                                                          ---------        ----------        ----------       ----------
Gross profit                                                  9,435             7,827            18,289           15,697
                                                          ---------        ----------        ----------       ----------
Operating expenses:
   Selling, general and administrative                        7,100             6,347            13,682           12,319
   Depreciation and amortization                              1,056             1,293             2,058            2,571
                                                          ---------        ----------        ----------       ----------

      Total operating expenses                                8,156             7,640            15,740           14,890
                                                          ---------        ----------        ----------       ----------
Income from operations                                        1,279               187             2,549              807
                                                          ---------        ----------        ----------       ----------
Other income (expense):
   Interest income                                              640                85             1,251              225
   Interest expense                                             (75)              (54)             (144)            (157)
   Other expense                                                (18)               --               (18)              --
                                                          ----------       ----------        ----------       ----------
Income before income taxes                                    1,826               218             3,638              875
Provision for income taxes                                      719                36             1,419               92
                                                          ---------        ----------        ----------       ----------
Net income                                                $   1,107        $      182        $    2,219       $      783
                                                          ---------        ----------        ----------       ----------
                                                          ---------        ----------        ----------       ----------
Net income per common share amounts:

    Basic earnings                                        $    0.07                          $     0.13
                                                          ---------                          ----------
                                                          ---------                          ----------
     Diluted earnings                                     $    0.06                          $     0.13
                                                          ---------                          ----------
                                                          ---------                          ----------

Pro forma income data:
     Income before income taxes, as reported                               $      218                         $      875
     Pro forma income taxes                                                        36                                 92
                                                                           ----------                         ----------
     Pro forma net income                                                  $      182                         $      783
                                                                           ----------                         ----------
                                                                           ----------                         ----------

     Pro forma earnings per share                                          $     0.01                         $     0.05
                                                                           ----------                         ----------
                                                                           ----------                         ----------



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                  ---------------------------------
                                                                                      1999                1998
                                                                                  -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $       2,219      $          783
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                                                         755                 549
       Amortization of intangibles                                                        1,303               2,022
       Amortization of pre-publication costs                                              1,210               1,108
       Loss on disposal of property and equipment                                            18                  --
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                       2,592               1,594
           Inventories                                                                     (361)               (176)
           Prepaid expenses and other current assets                                       (920)             (1,063)
           Accounts payable and accrued expenses                                         (2,952)             (1,582)
           Royalties payable                                                                 28                 (33)
           Deferred subscription revenue                                                 (1,096)               (591)
           Other, net                                                                      (176)               (367)
                                                                                  --------------     --------------

       Net Cash Provided by Operating Activities                                          2,620               2,244
                                                                                  -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                             11                  --
    Purchases of property and equipment                                                    (719)               (295)
     Pre-publication costs                                                                 (779)               (594)
    Acquisitions of businesses and titles                                                (3,539)               (160)
                                                                                  --------------     ---------------

       Net Cash Used in Investing Activities                                             (5,026)             (1,049)
                                                                                  --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under revolving credit facility                                           --              (2,000)
    Net repayments under capital leases                                                    (134)               (113)
    Capital contributions                                                                    --                  11
                                                                                  -------------      --------------

       Net Cash Used in Financing Activities                                               (134)             (2,102)
                                                                                  --------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,540)               (907)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                               57,270              10,280
                                                                                  -------------      --------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                              $      54,730      $        9,373
                                                                                  -------------      --------------
                                                                                  -------------      --------------


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.       BASIS OF PRESENTATION

         The consolidated balance sheet of Information Holdings Inc. (IHI , or the Company) at December 31, 1998 has been derived from IHI's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by IHI and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto contained in IHI's Annual Report on Form 10-K for the year then ended.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IHI as of June 30, 1999, and the results of their operations and their cash flows for the periods presented herein. Results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at June 30, 1999 and December 31, 1998 consist solely of finished goods. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

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

D.       PURCHASE OF MASTER DATA CENTER

         As previously announced, the Company entered into an agreement in May, 1999 to acquire 100% of the stock of Master Data Center, Inc. (MDC) for cash consideration of approximately $33,000,000. MDC provides patent annuity payment services and complementary software products for managing patent and trademark portfolios. The transaction is expected to be completed during the third quarter of 1999.

                            INFORMATION HOLDINGS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                                                            Three Months              Six Months
                                                                                   Ended                   Ended
                                                                            ------------            ------------
                                                                                June 30                 June 30
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                    1999                    1999
         Basic:
         Net income                                                         $      1,107            $      2,219
         Average shares outstanding                                               16,943                  16,943
                                                                            ------------            ------------
         Basic EPS                                                          $       0.07            $       0.13
                                                                            ------------            ------------
                                                                            ------------            ------------
         Diluted:
         Net income                                                         $      1,107            $      2,219
                                                                            ------------            ------------
                                                                            ------------            ------------
         Average shares outstanding                                               16,943                  16,943
         Net effect of dilutive stock options -
           based on the treasury stock method                                        202                     180
                                                                            ------------            ------------
         Total                                                                    17,145                  17,123
                                                                            ------------            ------------
                                                                            ------------            ------------
         Diluted EPS                                                        $       0.06            $       0.13
                                                                            ------------            ------------
                                                                            ------------            ------------


         No historical earnings per share data are presented for the three months and six months ended June 30, 1998 as the Company does not consider such data meaningful. The pro forma earnings per share data presented were computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1998.


F.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June of 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In the opinion of the Company's management, adoption of this new accounting standard will not have any impact on the Company's consolidated financial position or results of operations.

                            INFORMATION HOLDINGS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G.       SUBSEQUENT EVENTS

         On July 19, 1999, the Company acquired all of the assets of Faxpat, Inc. (Faxpat) for cash consideration of approximately $9,300,000. Faxpat is a leading provider of patent documents and file histories to the legal and corporate markets.

         In July 1999, the Company signed a commitment letter to enter into a seven-year revolving credit facility in an amount not to exceed $50,000,000 initially, including a sublimit for the issuance of standby letters of credit (the Credit Facility). The Credit Facility may be increased to $75,000,000, subject to certain conditions. The proceeds from the Credit Facility are intended to be used to fund acquisitions, meet short-term working capital needs and for general corporate purposes, and to pay fees and expenses incurred in connection with the Credit Facility. Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25% depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned and a first priority perfected security interest in all other assets, subject to certain exceptions owned by the Company and all direct and indirect operating subsidiaries and will be guaranteed by the Company and such subsidiaries. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and meet other financial conditions. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends. Financing related to the bank Credit Facility is expected to be completed by August 31, 1999.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1999 Compared to
Three Months Ended June 30, 1998

         REVENUES. In the second quarter of 1999, the Company had revenues of $13.0 million compared to revenues of $10.3 million in the second quarter of 1998, an increase of $2.6 million or 25.4%. The increase in revenues is primarily due to an increase of $0.8 million in international book sales; an increase of $0.6 million in Internet sales of patent information; an increase of $0.5 million in CRC Press electronic product revenues; an increase of $0.5 million in domestic book sales; and an increase of $0.4 million in sales of patents and file histories related to Optipat, which was acquired in January 1999.


         COST OF SALES. Cost of sales increased $1.0 million or 40.7% to $3.5 million in the second quarter of 1999 compared to $2.5 million in the corresponding quarter in 1998. Cost of sales expressed as a percentage of revenues in the second quarter of 1999 increased to 27.3% from 24.3% for the corresponding quarter of 1998. The increase in the costs of sales over the comparable period in 1998 is primarily attributable to the acquisition of Optipat which has a higher cost structure than MicroPatent and higher costs at CRC Press primarily related to book publishing operations and investments in electronic products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $0.8 million or 11.9% in the second quarter of 1999, to $7.1 million from $6.3 million in the second quarter of 1998, principally as a result of increased personnel costs at CRC Press, due to business growth, and operating expenses of Optipat. S,G&A expenses as a percentage of revenues decreased to 54.7% in the second quarter of 1999, compared to 61.4% in the corresponding 1998 quarter.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the second quarter of 1999 decreased $0.2 million, or 18.3%, to $1.1 million from $1.3 million in the corresponding quarter in 1998, due primarily to decreased amortization of intangible assets.

         INTEREST INCOME. Interest income increased to $0.6 million from $0.1 million due primarily to interest earned on the proceeds from the initial public offering.

         INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended June 30, 1999 is 39.4%. This compares with an effective tax rate of 16.5% in the prior year. The Company did not record a provision for Federal income taxes in the prior year period due to the use of net operating loss carry-forwards.

                            INFORMATION HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 1999 Compared to
Six Months Ended June 30, 1998

         REVENUES. In the first six months of 1999, the Company had revenues of $25.0 million compared to revenues of $21.0 million in the first half of 1998, an increase of $4.0 million or 18.8%. The increase in revenues is primarily due to an increase of $1.3 million in international book sales; an increase of $1.1 million in Internet sales of patent information; an increase of $1.1 million in CRC Press electronic product revenues; and an increase of $1.0 million in sales of patents and file histories related to Optipat. All other revenues decreased $0.5 million due to several factors, including timing of product releases.


         COST OF SALES. Cost of sales increased $1.3 million or 25.4% to $6.7 million in the first half of 1999 compared to $5.4 million in the corresponding period in 1998. Cost of sales expressed as a percentage of revenues in the first six months of 1999 increased to 26.9% from 25.5% for the corresponding period of 1998. The slight increase in the costs of sales over the comparable period in 1998 is primarily attributable to the acquisition of Optipat which has a higher cost structure than MicroPatent and higher costs at CRC Press primarily related to book publishing operations and investments in electronic products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $1.4 million or 11.1% in the first six months of 1999, to $13.7 million from $12.3 million for the first half of 1998, principally as a result of increased personnel at CRC Press and operating expenses of Optipat. S,G&A expenses as a percentage of revenues decreased to 54.7% in the first half of 1999, compared with 58.5% in the corresponding 1998 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first half 1999 decreased $0.5 million, or 20.0%, to $2.1 million from $2.6 million in the corresponding period in 1998, due primarily to decreased amortization of intangible assets.

         INTEREST INCOME. Interest income increased to $1.3 million from $0.2 million due primarily to interest earned on the proceeds from the initial public offering.

         INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the six months ended June 30, 1999 is 39.0%. This compares with an effective tax rate of 10.5% in the prior year. The Company did not record a provision for Federal income taxes in the prior year period due to the use of net operating loss carry-forwards.

FINANCIAL CONDITION:

Prior to August 1998, the financing requirements of the Company have been funded through cash generated by operating activities and capital contributions from the founding stockholders. In August 1998, the Company completed an initial public offering of its common stock to raise funds. In July 1999, the Company signed a commitment letter to enter into a seven-year revolving credit facility in an amount not to exceed $50,000,000, including a sublimit for the issuance of standby letters of credit (the Credit Facility). The proceeds from the Credit Facility are intended to be used to fund acquisitions, meet short-term working capital needs and for general corporate purposes, and to pay fees and expenses incurred in connection with the Credit Facility.
See Note G - SUBSEQUENT EVENTS.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash and cash equivalents totaled $54.7 million at June 30, 1999 compared to $57.3 million at December 31, 1998. Excluding cash and cash equivalents, the Company had working capital of $2.9 million at June 30, 1999 compared to working capital of $0.2 million at December 31, 1998. Since the Company receives subscription payments in advance, the Company's existing operations are expected to maintain low or negative working capital balances, excluding cash. Deferred subscription revenues, a non-cash obligation included in current liabilities, totaled $7.4 million at June 30, 1999.

Cash generated by operating activities was $2.6 million for the six months ended June 30, 1999, derived from net income of $2.2 million plus non-cash charges of $3.3 million less an increase in operating assets, net of liabilities of $2.9 million. This increase in operating assets and liabilities is primarily the result of payment of expenses related to book publishing operations and the payment of income tax liabilities, offset by collections of customer receivables.

Cash used in investing activities was $5.0 million for the six months ended June 30, 1999 due to capital expenditures, including pre-publication costs, of $1.5 million and acquisition costs of $3.5 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

Cash used in financing activities was $0.1 million for the six months ended June 30, 1999, related to payments on approximately $2.8 million of capitalized lease obligations. The Company currently has no additional debt obligations as of June 30, 1999. As noted above it is the Company's intention to enter into a Revolving Credit Facility agreement, to provide the Company with expanded capacity for future acquisitions and working capital needs as they arise.

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

The Company will continue to use the remaining net proceeds from the initial public offering for general corporate purposes including acquisitions. See Note D - PURCHASE OF MASTER DATA CENTER and Note G SUBSEQUENT EVENTS. Pending such uses, the remaining net proceeds will be invested in short-term, investment grade securities.

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

The Company has completed its assessment of all currently used computer systems and is in the final stages of completing a plan of action to correct those areas that will be affected by the Year 2000 issue. Conversion of all critical data processing systems is virtually complete. The Company anticipates that the conversion of the remaining critical systems and all non-critical systems will be completed by the end of October 1999. Presently, the Company has completed the conversion of all environmental equipment, telephones, personal computer hardware and software outside of the Company's information systems.

The Company expects the cost for all upgrades to be approximately $200,000; the cost incurred to date is $50,000. The estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company's goal is to complete any upgrade requirements by the end of fiscal 1999, but does not expect that the cost for subsequent upgrades will be material to the Company's consolidated financial statements.

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

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The following report relates to the Company's initial public offering:

Commission file number of registration statement:    333-56665
Effective Date:                                      August 6, 1998

Expenses incurred through June 30, 1999:
         Underwriting discounts                                                 $  3,887,747
         Other expenses                                                         $  1,589,413
         Total expenses                                                         $  5,477,160
Application of proceeds through June 30, 1999:
         Acquisition of product lines                                           $  7,186,700
         Temporary investments (US Treasury Bills)                              $ 44,004,412

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Stockholders on April 27, 1999 a total of 16,277,413 shares, or 96%, of outstanding shares were represented and entitled to vote.

(a)      The following members were elected to the Board of Directors:


                                                                  Total Vote For                Total Vote Withheld
                                                                   Each Director                 From Each Director
                                                                   -------------                 ------------------
         Michael E. Danzinger                                      16,264,663                        12,750
         David R. Haas                                             16,267,813                         9,600
         Sidney Lapidus                                            16,267,663                         9,750
         David E. Libowitz                                         16,267,813                         9,600
         Mason P. Slaine                                           16,267,813                         9,600

(b)      The following proposal was approved:

Ratification of Ernst & Young LLP as the independent auditors for the Company for the 1999 fiscal year.


         Affirmative Votes                       13,806,799
         Negative Votes                                 410
         Abstain                                  2,470,204


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:
         10.1 Employment Agreement, dated May 17, 1999, between CRC Press LLC and Norman R. Snesil.

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

          1 Current Report on Form 8-K dated May 19, 1999 (earliest event reported May 17, 1999), Item 5 was reported. The registrant announced that it had agreed to acquire all of the outstanding stock of Master Data Center, Inc., a Michigan corporation, for consideration of approximately $33,000,000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFORMATION HOLDINGS INC.



Date:  August 2, 1999              By: /s/ Vincent A. Chippari
     ------------------               ------------------------------------------
                                   Vincent A. Chippari
                                   Executive Vice President and Chief
                                   Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer