Form 10-Q
period 1999-09-30
INFORMATION HOLDINGS INC
filed 1999-11-12
CIK 1063744

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


For the quarterly period ended:     September 30, 1999
                                    ------------------

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

         As of September 30, 1999, there were 16,948,071 shares of the Company's common stock, par value $0.01 per share, outstanding.

================================================================================

                            INFORMATION HOLDINGS INC.

                                      INDEX


                                                                                                        PAGE NUMBER
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets                                                                      1
                As of September 30, 1999 (Unaudited) and December 31, 1998

              Consolidated Statements of Operations (Unaudited) for the                                        2
                Three Months Ended September 30, 1999 and 1998 and
                Nine Months Ended September 30, 1999 and 1998

              Consolidated Statements of Cash Flows (Unaudited) for the                                        3
                Nine Months Ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements (Unaudited)                                           4

Item 2.       Management's Discussion and Analysis of Financial Condition                                      8
                and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                      13

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               14

Item 2.       Changes in Securities and Use of Proceeds                                                       14

Item 6.       Exhibits and Reports on Form 8-K                                                                14

              Signature                                                                                       15

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                               1999             1998
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $  2,890      $  57,270
     Accounts receivable  (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $2,824 AND $911, RESPECTIVELY)                     17,936          9,286
     Inventories                                                              5,240          4,832
     Prepaid expenses and other current assets                                2,886          1,945
     Deferred income taxes                                                      870            777
                                                                           --------      ---------
         Total current assets                                                29,822         74,110
Property and equipment, net                                                   4,439          4,173
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $2,650 AND
     $2,350, RESPECTIVELY)                                                    3,087          3,474
Publishing rights and other intangible assets, net                           78,818         21,265
Goodwill, net                                                                15,688            336
Other assets                                                                  2,945          1,433
                                                                           --------      ---------

TOTAL                                                                      $134,799      $ 104,791
                                                                           ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                      $    275      $     261
     Accounts payable                                                        18,120          4,074
     Accrued expenses                                                         1,901          1,821
     Royalties payable                                                          981          1,935
     Deferred subscription revenue                                            6,365          8,530
                                                                           --------      ---------
         Total current liabilities                                           27,642         16,621

Capital leases                                                                2,484          2,694
Deferred income taxes                                                        15,517             --
Other long-term liabilities                                                     799            683
                                                                           --------      ---------
         Total liabilities                                                   46,442         19,998
                                                                           --------      ---------

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                               $     --      $      --
     Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,948,071 issued and outstanding                              169            169
     Additional paid-in capital                                              84,808         84,750
    Retained earnings(deficit)                                                3,380           (126)
                                                                           --------      ---------
         Total stockholders' equity                                          88,357         84,793
                                                                           --------      ---------

TOTAL                                                                      $134,799      $ 104,791
                                                                           ========      =========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                              INFORMATION HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                            -----------------------       -----------------------
                                              1999           1998           1999           1998
                                            --------       --------       --------       --------
Revenues                                    $ 14,833       $ 11,511       $ 39,865       $ 32,584
Cost of sales                                  3,847          2,752         10,590          8,128
                                            --------       --------       --------       --------
Gross profit                                  10,986          8,759         29,275         24,456
                                            --------       --------       --------       --------
Operating expenses:
   Selling, general and administrative         7,208          5,881         20,890         18,200
   Depreciation and amortization               1,683          1,356          3,741          3,927
   Severance and special bonuses                  --          1,050             --          1,050
                                            --------       --------       --------       --------
      Total operating expenses                 8,891          8,287         24,631         23,177
                                            --------       --------       --------       --------
Income from operations                         2,095            472          4,644          1,279
                                            --------       --------       --------       --------
Other income (expense):
   Interest income                               288            466          1,539            691
   Interest expense                              (66)           (71)          (210)          (228)
   Other expense                                  --             --            (18)            --
                                            --------       --------       --------       --------
Income before income taxes                     2,317            867          5,955          1,742
Provision for income taxes                     1,030             43          2,449            135
                                            --------       --------       --------       --------
Net income                                  $  1,287       $    824       $  3,506       $  1,607
                                            ========       ========       ========       ========
Net income per common share amounts:
    Basic earnings                          $   0.08                      $   0.21
                                            ========                      ========

     Diluted earnings                       $   0.08                      $   0.20
                                            ========                      ========

Pro forma income data:
     Income before income taxes, as reported               $    867                      $  1,742
     Pro forma income taxes                                      43                           135
                                                           --------                      --------
     Pro forma net income                                  $    824                      $  1,607
                                                           ========                      ========

     Pro forma earnings per share                          $   0.05                      $   0.09
                                                           ========                      ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $  3,506       $  1,607
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                                1,155            875
       Amortization of goodwill and other intangibles              2,586          3,052
       Amortization of pre-publication costs                       1,821          1,634
       Deferred taxes                                               (105)            --
       Loss on disposal of property and equipment                     18             --
       Changes in operating assets and liabilities:
           Accounts receivable, net                               (4,537)          (328)
           Inventories                                              (443)          (464)
           Prepaid expenses and other current assets                (829)        (1,290)
           Accounts payable and accrued expenses                   2,889            364
           Royalties payable                                        (954)          (476)
           Deferred subscription revenue                          (2,330)        (1,639)
           Other, net                                               (464)          (641)
                                                                --------       --------
       Net Cash Provided by Operating Activities                   2,313          2,694
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                      11             --
    Purchases of property and equipment                           (1,020)          (757)
     Pre-publication costs                                        (1,246)        (1,167)
    Increase in short-term investments                                --        (30,148)
    Acquisitions of businesses and titles                        (53,425)        (4,268)
                                                                --------       --------
       Net Cash Used in Investing Activities                     (55,680)       (36,340)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under revolving credit facility                    --         (2,000)
    Financing costs for new credit facility                         (875)            --
    Net repayments under capital leases                             (196)          (171)
    Issuance of common stock                                          58         51,441
    Capital contributions                                             --             11
                                                                --------       --------
       Net Cash (Used in) Provided by Financing Activities        (1,013)        49,281
                                                                --------       --------

NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                                    (54,380)        15,635

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    57,270         10,280
                                                                --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  2,890       $ 25,915
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of September 30, 1999, and the consolidated results of its operations and its cash flows for the periods presented herein. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at September 30, 1999 and December 31, 1998 consist solely of finished goods. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

C.       PRE-PUBLICATION COSTS

         Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 1999, the Company removed from its Balance Sheet fully amortized pre-publication costs of approximately $1,645,000.

D.       RECLASSIFICATIONS

         Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.

                            INFORMATION HOLDINGS INC.

E.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                            THREE MONTHS             NINE MONTHS
                                                                                   ENDED                   ENDED
                                                                           -------------           -------------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                             SEPTEMBER 30,           SEPTEMBER 30,
                                                                                    1999                    1999
         Basic:
         Net income                                                         $      1,287            $      3,506
         Average shares outstanding                                               16,946                  16,944
                                                                            ------------            ------------
         Basic EPS                                                          $       0.08            $       0.21
                                                                            ============            ============
         Diluted:
         Net income                                                         $      1,287            $      3,506
                                                                            ============            ============
         Average shares outstanding                                               16,946                  16,944
         Net effect of dilutive stock options -
           based on the treasury stock method                                        182                     176
                                                                            ------------            ------------
         Total                                                                    17,128                  17,120
                                                                            ============            ============
         Diluted EPS                                                        $       0.08            $       0.20
                                                                            ============            ============

         During the third quarter of 1999, employees exercised stock options to acquire 4,882 shares at an exercise price of $12 per share.

         No historical earnings per share data are presented for the three months and nine months ended September 30, 1998, as the Company does not consider such data meaningful. The pro forma earnings per share data presented were computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the Company's initial public offering in August 1998, as if such shares were outstanding since January 1, 1998.


F.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In the opinion of the Company's management, adoption of this new accounting standard will not have any impact on the Company's consolidated financial position or results of operations.

                            INFORMATION HOLDINGS INC.

G.       ACQUISITIONS

         On September 1, 1999, the Company acquired the assets of the Corporate Intelligence (CI) business of Innovator Corporation for cash consideration of approximately $8,000,000. CI provides intellectual property information and related software and searching tools, primarily through the Internet. The purchase price was preliminarily allocated to publishing rights and other intangible assets of $7,900,000 and non-compete agreements of $100,000.

         On August 12, 1999, the Company acquired all of the outstanding capital stock of Master Data Center, Inc. (MDC), a Michigan corporation, for cash consideration of approximately $33,000,000. MDC provides patent annuity tax payment services for owners of intellectual property in domestic and foreign markets and complementary software products for managing patent and trademark portfolios. The purchase price was preliminarily allocated to net liabilities assumed of $7,150,000, and publishing rights and other intangible assets of $40,150,000. The Company also recorded goodwill and an offsetting deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $15,622,000. This goodwill is being amortized using the straight-line method over 20 years. Amortization expense for the nine months ended September 30, 1999 was $105,000.

         On July 19, 1999, the Company acquired all of the assets of Faxpat, Inc. (Faxpat) for cash consideration of approximately $9,300,000. Faxpat is a leading provider of patent documents and file histories to the legal and corporate markets. The purchase price was preliminarily allocated to net tangible assets of $500,000, publishing rights and other intangible assets of $8,700,000 and non-compete agreements of $100,000.

         The above acquisitions have all been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective dates of acquisition.

         The pro forma unaudited results of operations for the nine months ended September 30, 1999 and September 30, 1998, assuming consummation of the MDC acquisition as of January 1, 1998 are as follows:

                                                                             NINE MONTHS             NINE MONTHS
                                                                                   ENDED                   ENDED
                                                                           -------------           -------------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                             SEPTEMBER 30,           SEPTEMBER 30,
                                                                                    1999                    1998
         Revenues                                                           $     44,797            $     38,271
         Net income                                                                2,608                   1,667
         Per common share amounts:
           Basic earnings                                                   $       0.15            $       0.10
                                                                            ============            ============
           Diluted earnings                                                 $       0.15            $       0.10
                                                                            ============            ============

         The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

                            INFORMATION HOLDINGS INC.

H.       REVOLVING CREDIT FACILITY

         On September 24, 1999, the Company entered into a seven-year revolving credit facility in an amount not to exceed $50,000,000 initially, including a $10,000,000 sublimit for the issuance of standby letters of credit (the Credit Facility). Total commitments under the Credit Facility shall be permanently reduced to $45,000,000 at the end of the third year, $37,500,000 at the end of the fourth year, $25,000,000 at the end of the fifth year and $12,500,000 at the end of the sixth year. The proceeds from the Credit Facility are intended to be used to fund acquisitions, to meet short-term working capital needs and for general corporate purposes.

         Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25% depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of September 30, 1999, the Company had no outstanding borrowings under the Credit Facility.

         Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of September 30, 1999, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

I.       SUBSEQUENT EVENT

         LEGAL PROCEEDINGS

         As previously disclosed, Mason P. Slaine, the Company's President and Chief Executive Officer, and Michael E. Danziger, a director of the Company, are shareholders, officers and directors of Rand Publishing Company Inc. (Rand), a private holding company that has made investments in the publishing industry, and are defendants in a lawsuit alleging that Mr. Slaine breached his fiduciary duty to certain other investors and usurped corporate opportunities available to Rand by investing in the Company and by participating in the acquisition by the Company of various businesses.

         On December 2, 1998, Rand and Mr. Slaine filed a motion to dismiss the Rand investors' complaint against them. The court granted the motion on November 3, 1999 on the grounds that the plaintiffs had not alleged with particularity the efforts, if any, they had made to impel the board of directors of Rand to initiate these derivative claims in the first instance. The motion was granted with leave to plaintiffs to serve an amended complaint setting forth in detail the reasons why such demand on the Rand board would have been futile.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended September 30, 1999 Compared to
Three Months Ended September 30, 1998
-------------------------------------------------

         REVENUES. In the third quarter of 1999, the Company had revenues of $14.8 million compared to revenues of $11.5 million in the third quarter of 1998, an increase of $3.3 million or 28.9%. The increase in revenues is primarily due to revenues of $1.3 at Master Data Center, which was acquired in August 1999; an increase of $1.1 million in sales of patents and file histories at Optipat and Faxpat, businesses acquired in 1999; an increase of $0.9 in Internet sales at MicroPatent; and an increase of $0.5 million in book sales at CRC Press. These increases were partly offset by a decline of $0.6 million at CRC's Auerbach unit, due in part to a transition to a web-based product line.

         COST OF SALES. Cost of sales increased $1.1 million or 39.8% to $3.8 million in the third quarter of 1999 compared to $2.7 million in the corresponding quarter in 1998. Cost of sales expressed as a percentage of revenues in the third quarter of 1999 increased to 25.9% from 23.9% for the corresponding quarter of 1998. The increase in the costs of sales percentage over the comparable period in 1998 is primarily attributable to the acquisition of MDC which has lower gross margins than the other IHI units; and the acquisitions of Optipat and Faxpat which have higher cost structures than MicroPatent. These increases were partially offset by slightly lower costs at CRC Press primarily related to book publishing operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses increased $1.3 million or 22.6% in the third quarter of 1999, to $7.2 million from $5.9 million in the third quarter of 1998, principally as a result of operating expenses of businesses acquired in 1999 and increased personnel costs at CRC Press, due to business growth. SG&A expenses as a percentage of revenues decreased to 48.6% in the third quarter of 1999, compared to 51.1% in the corresponding 1998 quarter.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the third quarter of 1999 increased $0.3 million, or 24.1%, to $1.7 million from $1.4 million in the corresponding quarter in 1998, due primarily to increased amortization of intangible assets as a result of acquisitions during fiscal 1999.

         SEVERANCE AND SPECIAL BONUSES. Included in the third quarter of 1998 is a charge of $1.0 million related to severance and special bonuses at a subsidiary.

         INTEREST INCOME. Interest income decreased to $0.3 million from $0.5 million due primarily to the use of the proceeds from the initial public offering for acquisitions during the third quarter of 1999.

         INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended September 30, 1999 is 44.5%, which differs from the statutory rate primarily as a result of non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 5.0% in the prior year. The Company did not record a provision for Federal income taxes in the prior year period due to the use of net operating loss carry-forwards.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 1999 Compared to
Nine Months Ended September 30, 1998
------------------------------------------------

         REVENUES. In the first nine months of 1999, the Company had revenues of $39.9 million compared to revenues of $32.6 million in the first nine months of 1998, an increase of $7.3 million or 22.3%. The increase in revenues is primarily due to an increase of $2.0 million in book sales at CRC Press; an increase of $1.9 million in Internet sales at MicroPatent; an increase of $1.5 million in CRC Press electronic product sales; an increase of $2.1 million in sales of patents and file histories at Optipat and Faxpat; and revenues of $1.3 million at MDC. These increases were partly offset by a decline of $1.2 million at CRC's Auerbach unit, due in part to a transition to a web-based product line.

         COST OF SALES. Cost of sales increased $2.5 million or 30.3% to $10.6 million in the first nine months of 1999 compared to $8.1 million in the corresponding period in 1998. Cost of sales expressed as a percentage of revenues in the first nine months of 1999 increased to 26.6% from 24.9% for the corresponding period of 1998. The increase in the costs of sales percentage over the comparable period in 1998 is primarily attributable to the inclusion of recently acquired businesses, which have lower gross margins than the existing businesses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses increased $2.7 million or 14.8% in the first nine months of 1999, to $20.9 million from $18.2 million for the first nine months of 1998, principally as a result of operating expenses of businesses acquired in 1999 and increased personnel costs at CRC Press, due to business growth. SG&A expenses as a percentage of revenues decreased to 52.4% in the first nine months of 1999, compared with 55.9% in the corresponding 1998 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first nine months of 1999 decreased $0.2 million, or 4.7%, to $3.7 million from $3.9 million in the corresponding period in 1998, due primarily to decreased amortization of intangible assets.

         SEVERANCE AND SPECIAL BONUSES. Included in the first nine months of 1998 is a charge of $1.0 million related to severance and special bonuses at a subsidiary.

         INTEREST INCOME. Interest income increased to $1.5 million from $0.7 million due primarily to interest earned on the proceeds from the initial public offering.

         INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the nine months ended September 30, 1999 is 41.1%, which differs from the statutory rate primarily as a result of non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 7.7% in the prior year. The Company did not record a provision for Federal income taxes in the prior year period due to the use of net operating loss carry-forwards.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION:

Prior to August 1998, the financing requirements of the Company have been funded through cash generated by operating activities and capital contributions from the founding stockholders. In August 1998, the Company completed an initial public offering of its common stock to raise funds. On September 24, 1999, the Company entered into a seven-year revolving credit facility in an amount not to exceed $50,000,000 initially, including a $10,000,000 sublimit for the issuance of standby letters of credit (the Credit Facility). Total commitments under the Credit Facility shall be permanently reduced to $45,000,000 at the end of the third year, $37,500,000 at the end of the fourth year, $25,000,000 at the end of the fifth year and $12,500,000 at the end of the sixth year. The proceeds from the Credit Facility are intended to be used to fund acquisitions, to meet short-term working capital needs and for general corporate purposes.

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25% depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of September 30, 1999, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of September 30, 1999, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

Cash and cash equivalents totaled $2.9 million at September 30, 1999 compared to $57.3 million at December 31, 1998. Excluding cash and cash equivalents, the Company had working capital of $(0.7) million at September 30, 1999 compared to working capital of $0.2 million at December 31, 1998. Since the Company receives patent annuity tax payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at September 30, 1999 are obligations related to annuity payments and deferred revenue of approximately $19.7 million.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (CONTINUED):

Cash generated from operating activities was $2.3 million for the nine months ended September 30, 1999, derived from net income of $3.5 million plus non-cash charges of $5.5 million less an increase in operating assets, net of liabilities of $6.7 million. The increase in net operating assets is primarily the result of increased customer receivables as a result of the businesses acquired in fiscal 1999, offset by payment of royalties and other expenses related to book publishing operations.

Cash used in investing activities was $55.7 million for the nine months ended September 30, 1999 due to acquisition costs of $53.4 million and capital expenditures, including pre-publication costs, of $2.3 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

Cash used in financing activities was $1.0 million for the nine months ended September 30, 1999, primarily related to payments of $0.2 million on approximately $2.8 million of capitalized lease obligations and $0.9 of fees associated with the new Credit Facility. The Company has no outstanding debt obligations at September 30, 1999 related to the new Credit Facility.

The Company believes that funds generated by operations, together with cash on hand and borrowings available under its current credit facility will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures or agreements with respect to any prospective material acquisitions. The Company may require or choose to obtain additional capital or financing to consummate future acquisitions.

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

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

YEAR 2000 COMPLIANCE (CONTINUED):

The Company has completed its assessment of all currently used computer systems and is in the final stages of completing a plan of action to correct those areas that will be affected by the Year 2000 issue. Conversion of all critical data processing systems is virtually complete. The Company anticipates that the conversion of the remaining critical systems and all non-critical systems will be completed by the end of November 1999. Presently, the Company has completed the conversion of all environmental equipment, telephones, personal computer hardware and software outside of the Company's information systems.

The Company expects the cost for all upgrades to be approximately $110,000; the cost incurred to date is $70,000. The estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company's goal is to complete any upgrade requirements by the end of fiscal 1999, but does not expect that the cost for subsequent upgrades will be material to the Company's consolidated financial statements.

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

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

                                            PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed, Mason P. Slaine, the Company's President and Chief Executive Officer, and Michael E. Danziger, a director of the Company, are shareholders, officers and directors of Rand Publishing Company Inc. (Rand), a private holding company that has made investments in the publishing industry, and are defendants in a lawsuit alleging that Mr. Slaine breached his fiduciary duty to certain other investors and usurped corporate opportunities available to Rand by investing in the Company and by participating in the acquisition by the Company of various businesses.

         On December 2, 1998, Rand and Mr. Slaine filed a motion to dismiss the Rand investors' complaint against them. The court granted the motion on November 3, 1999 on the grounds that the plaintiffs had not alleged with particularity the efforts, if any, they had made to impel the board of directors of Rand to initiate these derivative claims in the first instance. The motion was granted with leave to plaintiffs to serve an amended complaint setting forth in detail the reasons why such demand on the Rand board would have been futile.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following report relates to the Company's initial public offering:
Commission file number of registration statement:                               333-56665
Effective Date:                                                                 August 6, 1998
Expenses incurred through September 30, 1999:
         Underwriting discounts                                                 $  3,887,747
         Other expenses                                                         $  1,589,413
         Total expenses                                                         $  5,477,160
Application of proceeds through September 30, 1999:
         Acquisition of business and titles                                     $ 51,112,080
         Temporary investments (US Treasury Bills)                              $         --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.1 Credit Agreement among IHI, Warburg, Pincus Information Ventures, Inc., Information Ventures L.L.C., various lenders, Bank of America, N.A., as Documentation Agent, and Bankers Trust Company, as Administrative Agent, dated as of September 24, 1999.

         10.2 Form of Pledge Agreement entered into by IHI and its subsidiaries and Bankers Trust Company, as collateral Agent, dated as of September 24, 1999.

         10.3 Form of Security Agreement among IHI, Warburg, Pincus Information Ventures, Inc., Information Ventures L.L.C., certain of its subsidiaries and Bankers Trust Company, as Collateral Agent, dated as of September 24, 1999.

         10.4     Form of Subsidiaries Guaranty, dated as of September 24, 1999.

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         1 Current Report on Form 8-K dated August 20, 1999, Item 2 was reported. The registrant announced that it had completed its acquisition of all of the outstanding capital stock of Master Data Center, Inc., a Michigan corporation, for cash consideration of approximately $33,000,000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INFORMATION HOLDINGS INC.



Date: November 12, 1999     By: /s/ Vincent A. Chippari
                                ------------------------------------------------
                            Vincent A. Chippari
                            Executive Vice President and Chief Financial Officer

                            Signing on behalf of the registrant and
                            as principal financial and accounting officer