Form 10-K405
period 1999-12-31
INFORMATION HOLDINGS INC
filed 2000-03-29
CIK 1063744

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

                   For the fiscal year ended December 31, 1999

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

            TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
 COMMON STOCK, PAR VALUE $0.01 PER SHARE           NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 2000 was approximately $344,375,000, based upon the March 23, 2000 closing sale price of the common stock of $36.5625 as reported by the New York Stock Exchange.

         The number of outstanding shares of Common stock, par value $0.01 of the registrant outstanding as of March 23, 2000 was 21,540,036 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 1998, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

Item 1     Business............................................................1

Item 2.    Properties..........................................................8

Item 3.    Legal Proceedings...................................................8

Item 4.    Submission of Matters to a Vote of Security Holders.................8

                                     PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters.....................................9

Item 6.    Selected Financial Data............................................10

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................11

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........16

Item 8.    Financial Statements and Supplementary Data........................17

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................17

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................18

Item 11.   Executive Compensation.............................................18

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management...................................18

Item 13.   Certain Relationships and Related Transactions.....................18

                                     PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K.................................19

Important Factors Relating to Forward Looking Statements......................21

Signatures....................................................................22

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Information Holdings Inc. (IHI or the Company) is a leading provider of information products and services to professional end-users in the intellectual property and scientific and technology markets. Since beginning operations in January 1997, IHI has grown rapidly through acquisitions and internal growth and it has increased profits through improved operating efficiencies. For the year ended December 31, 1999, revenues were $58.8 million and net income was $6.0 million.

         The Company's intellectual property businesses provide a broad array of databases, information products and complementary services for intellectual property professionals. IHI entered the intellectual property business in July 1997 by acquiring MicroPatent LLC (MicroPatent), which supplies patent information via the Internet and on CD-ROM. Since then, the Company has focused on the development and expansion of this business, primarily through Internet-based products. Optipat, Inc. (Optipat) and Faxpat, Inc. (Faxpat), which provide print and Internet-delivered patent information to the legal and corporate markets, were acquired in January 1999 and July 1999, respectively. Master Data Center, Inc. (Master Data Center), which provides specialized intellectual property services and software, was acquired in August 1999. In September 1999, the Company acquired the Corporate Intelligence business of Innovator Corporation and formed a new Internet-focused business unit, CorporateIntelligence.com. Internet-based products accounted for approximately 40% of total intellectual property revenues for the year ended December 31, 1999. The intellectual property businesses provided 30% of IHI's consolidated revenues in fiscal 1999. This percentage is expected to increase significantly in the year 2000.

         CRC Press LLC (CRC Press), acquired in January 1997, provides information products to professionals in the scientific and technology markets. CRC Press, with a 97-year history, has established leading positions in several niche markets. In the first half of 1997, two businesses were acquired and combined with CRC Press: St. Lucie Press, Inc., a publisher of professional titles, and Auerbach Publications (Auerbach), a provider of technology-oriented print and electronic subscription based products. In August 1998, CRC Press acquired the mathematics/statistics and chemical product lines of Chapman & Hall. CRC Press has significant proprietary content, including a library of over 4,000 previously published titles, which generate substantial recurring demand. The scientific and technology information businesses provided 70% of IHI's consolidated revenues in fiscal 1999. This percentage is expected to decrease in the year 2000.

MARKETS

PATENT INFORMATION

         The Company estimates that current annual revenue in the market for search and retrieval of patent information approximates $300 million. This market includes primary information, which is the actual full text and images of patent documents, and secondary information, which consists of abstracts and indexes of patent information. While the market for secondary information is the larger component of the patent information market, the Company believes it is growing at a slower rate than the market for primary information. The market for primary information is growing rapidly, due primarily to advances in technology which decrease the value of abstracting and indexing services. Management believes that the Company is the largest commercial provider of primary patent information on a worldwide basis.

         Historically, patent information was researched using secondary information providers, due to the complexity of finding and reviewing lengthy and complicated patent documents from diverse sources. The primary information market began in earnest with the advent of the CD-ROM, which enabled the viewing of actual patent images. The subsequent development of sophisticated search software and the Internet have created significant growth and substantial opportunities in the primary information segment.

TRADEMARK INFORMATION

         The Company estimates that current annual revenue in the market for trademark information approximates $200 million. The vast majority of revenue in this market is derived from "full searches" of trademark databases. Traditionally, a full trademark search involves the use of a trademark search company, which employs researchers to review federal, state and common law usage of names. The researchers typically use a combination of electronic databases of information, supplemented by manual reviews of common law sources such as business directories.

         The market for pure electronic searching has been small, due primarily to the difficulty in establishing comprehensive databases of state and common law data. Electronic searches have historically been used only as "screening" tools in advance of getting a full search. Today, the Company derives a small amount of revenue from the trademark information market, primarily from the use of its U.S. federal trademark file on the Internet. However, for the last two years, the Company has been constructing a comprehensive U.S. State database, which is expected to be completed in the year 2000. Development of an electronic common-law trademark search capability is also expected to be completed in the year 2000.

SCIENTIFIC AND TECHNOLOGY INFORMATION

         The Company provides information products in selected niches of the professional information market. These products generally fall into the science, technology and medical area, a market estimated at $6.8 billion by Veronis, Suhler & Associates. The market is global in nature and has achieved consistently solid growth over the past decade. The Company believes the market will continue to experience increased information needs based on several factors, including:

         o Constantly increasing complexity within scientific research;
    o Increasing globalization of scientific, technical and medical markets;
  o Technological advancements that enable greater distribution of content; and
   o Impact of the Internet, such as e-books, downloading and site licensing.

         The market has hundreds of niche information areas and individual titles are generally unique. As a result, there is often little competition for specific titles. The Company targets end-users, mostly professionals, with high-end specialized information products. These information products are focused in areas with significant numbers of end-users, such as chemists, engineers, mathematicians, technology professionals and environmental scientists. The end-users are generally not price sensitive due to the critical nature of the information.

         Historically, the market has been geared toward print products, including books, journals and newsletters. The Company expects electronic products to significantly increase in importance. The nature of the content in its markets, such as chemical and engineering information, is well suited to database development and Internet distribution.

PRODUCTS

INTELLECTUAL PROPERTY

PATENT INFORMATION SERVICES

         The Company believes it offers the most comprehensive primary patent information service in the world, with access to over 33 million patent documents in digital format. The information assets are supported by sophisticated search software and various tools, which facilitate research and management of patent information. The patent collection includes all patents ever issued by the United States Patent and Trademark Office (USPTO) and the European Patent Office (EPO), as well as patent documents from the World Intellectual Property Organization and Japanese Patent Office. In addition, the Company also provides access to a special collection of patents covering over 50 additional countries. Searching patent information can be done using bibliographic data, or, for a substantial portion of the collection, the full text of the patent documents. The primary product offerings in this area are Internet-based searching and downloading products, sold on either a subscription or pay-per-use basis. There are also customized database and technology applications for major corporations. Patent information is also sold in paper and CD-ROM formats. Revenues from patent information services approximated $13.3 million in 1999.

PATENT ANNUITY SERVICES

         The Company's Master Data Center (MDC) unit offers a service that organizes and assists owners of intellectual property, including corporate and legal clients, with the payments of patent annuities on a worldwide basis. Due to the fact that the rules for filing and maintaining patents are fairly complex and vary among the various patent authorities around the world, owners of intellectual property in domestic and foreign markets, including many major corporations and law firms, use service providers to track filing and payment requirements and to make these payments on their behalf. The service is priced on a per payment basis, with cash received from customers in advance of applicable payment dates. The Company made over 175,000 annuity payments during 1999. The service is supported by a proprietary database that includes the current rules for filing and maintenance of patents in every major patent jurisdiction in the world. In addition, MDC licenses complementary software in the corporate and legal markets that enables customers to manage, track and report intellectual property. MDC was acquired in August 1999. Revenues from the acquisition date through December 31, 1999 approximated $3.8 million.

TRADEMARK INFORMATION AND SERVICES

         Trademark.com is currently in development and, when completed, it will enable a full trademark search to be performed via the Internet. The Company currently offers the ability to search an enhanced USPTO federal file over the Internet. During the first half of the year 2000, a database covering trademarks in all 50 U.S. states is expected to be released. The Company also intends to provide users with the ability to search common law trademark databases. The common law data will include both directory information and a comprehensive Internet search. Trademark revenues were not significant in 1999, but are expected to increase significantly following the launch of Trademark.com.

NEW PRODUCT DEVELOPMENT - PATENT LICENSING

         Industry sources estimate that the annual revenues in the market for patent licensing currently exceed $100 billion. IHI is in the process of developing a module that will provide a marketplace for patent holders and qualified buyers. The site will include both Internet licensing of patent rights and a service to facilitate more complex licensing transactions. Building on its established base of intellectual property market customers, the Company will seek to increase traffic by adding content and services including a customized intellectual property news service, a patent notification service, intellectual property market job postings, patent attorney listings, patent filing information and government forms.

         Revenue from patent licensing services will be derived both from listing fees charged to patent holders and searching fees charged to qualified buyers. Initial listings will be provided free of charge as a critical mass of available patents is created. At a later point, the Company will charge transaction fees for licensing transactions completed via the service.

         Many of the potential market participants in patent licensing are already customers. Management believes that CorporateIntelligence.com will be the first professional portal for the intellectual property community. The commercial launch of the CorporateIntelligence.com portal, including the patent licensing module, is expected to occur in the second half of the year 2000.

SCIENTIFIC AND TECHNOLOGY INFORMATION

REFERENCE PRODUCTS - BOOK PUBLISHING

         Currently, the majority of revenues in the scientific and technology market are derived from book publishing. The Company has an extensive backlist of over 4,000 titles, which generates substantial recurring demand. Over each of the past three years, approximately two-thirds of book sales have been derived from backlist sales. In addition, the Company has aggressively increased its frontlist publishing programs. New titles in 1999 totaled 404, compared to 282 titles in 1998. The Company expects to produce approximately 450 new titles in 2000.
CRC Press publishes primarily in the following areas:

       o Life sciences (biology, neurology, pathology, ecology, forensics, food science, marine science);
   o Hard sciences (chemistry, physics, mathematics, statistics, engineering);
                          o Environmental sciences; and
                     o Information technology and business.

         Life sciences and hard sciences combined provide approximately three-fourths of backlist titles and a similar percentage of annual book revenues. The Company has strong market positions in chemistry, mathematics, statistics, engineering and environmental science. Revenues from book publishing approximated $29.8 million in fiscal 1999.

         Books are generally technical in nature with a practitioner-oriented approach. By targeting professional end-users with high-end information products, the Company is able to achieve premium pricing for its products. The average retail-selling price for a CRC Press book is approximately $80. Over the past several years, CRC Press has sold on average 1,100 units per title. Sales tend to be weighted toward the first two years following release and a typical book sells over a 4-5 year period in total. There are titles that sell for much longer periods, as well as titles that have annual editions.

SUBSCRIPTION SERVICES

         CRC Press also offers numerous subscription-based products in the following areas:

o Newsletters--The Food Chemical News division serves the food and chemical industries with six newsletters and two food science guides, available in print and electronic formats. These products command premium pricing and have aggregate renewal rates of approximately 70%.

o Journals--CRC Press currently publishes 17 journals, including both primary journals of original research and secondary journals that summarize professional literature in selected scientific areas. Aggregate renewal rates for journals approximate 85%.

o Technology Services--Under its Auerbach imprint, CRC Press provides high-level information products for the information technology market. Products in this area are available over the Internet, both through CRC Press and Earthweb, on CD-ROM and in printed form.

o Electronic Databases--Numerous electronic databases are available on a site license basis or on CD-ROM. Database products are focused in areas where the Company has significant proprietary content such as chemistry, food chemistry, information technology and engineering. Existing products include chemical dictionaries covering areas such as natural products, organic compounds and inorganic compounds. The Company also has electronic versions of major print products, such as the HANDBOOK OF CHEMISTRY AND PHYSICs, available over the Internet or on CD-ROM. Internet-based electronic products in areas such as engineering and food chemistry are currently in development.

         Revenues from the product areas described above approximated $11.4 million in fiscal 1999.

CUSTOMERS

INTELLECTUAL PROPERTY

         The Company has long-standing relationships with the largest corporate and legal intellectual property market participants. There are over 7,000 customers for the Company's information products, 300 users of patent annuity payment services and 600 users of management software. Customers include major corporations in all major industries, with particular concentration in the chemical, pharmaceutical, technology, manufacturing and packaged goods areas. In addition to the corporate customer base, customers include the majority of the major intellectual property law firms in the U.S. There are approximately 60 intellectual property customers contributing over $50,000 in revenue per annum, although no individual customer provides a significant percentage of revenue.

SCIENTIFIC AND TECHNOLOGY INFORMATION

         Customers in this area are primarily professional end-users, including chemists, mathematicians, engineers, biologists and information technology professionals. These customers are primarily based in corporations, with additional sales being made to individuals in academic settings, such as research institutions. The Company maintains extensive in-house lists of professionals and academics in the fields and niches in which it publishes. In addition to individuals, products are sold to major distributors that serve the Company's areas of focus. Products are also sold to broad-based retailers, including Internet distributors.

         Prior to January 2000, Springer Verlag was the exclusive distributor of some CRC Press products outside of North America. In January 2000, under the provisions of the distribution agreement, CRC Press opted not to renew its agreement with Springer Verlag for fiscal 2000. The Company will distribute its products with an internal salesforce and non-exclusive distributors. Springer Verlag accounted for approximately 11.4% of scientific and technology information revenues for the year ended December 31, 1999.

SALES, MARKETING AND DISTRIBUTION

         Intellectual property products and services sales are made primarily through an in-house sales force with offices in the United States and the United Kingdom. Prospects are identified through referrals from existing customers, referrals from patent and trademark offices, leads from trade shows and information requests from sources such as the Internet. Additional international sales are made through a network of distributors. The anticipated commercial rollout of the CorporateIntelligence.com web site by the end of the year 2000 will entail a comprehensive promotional and marketing campaign. This plan includes the marketing of the web site through a combination of an increased sales force, trade shows and other promotional vehicles.

         Scientific and technology products are sold primarily through direct response marketing. The Company has an in-house creative services and direct marketing group which designs, manages, and produces cost-effective direct mail campaigns and other promotional support programs. The Company uses its extensive in-house lists of book buyers, supplemented by lists from professional societies and list management companies. In 1999, the Company produced in excess of 1,000 promotional campaigns and mailed in excess of 1,000,000 direct mail pieces per month on average. There is also a small, well-experienced sales force for professional book sales to academic and specialty bookstores, wholesalers, catalogers and associations, as well as sales of site licenses to corporations and academic institutions.

COMPETITION

PATENT INFORMATION MARKET

         Management believes that the Company is the largest commercial provider of primary patent information. Competition in this area comes primarily from patent and trademark offices, particularly the USPTO and the EPO. Both offer useful, low-end patent services, primarily geared toward academic users. Patent office products tend to be most useful for those trying to obtain a specific patent, but are generally less useful for research and high-end corporate and legal applications. In addition, IBM offers a patent service over the Internet.

         Traditional secondary information providers include Derwent Information, a unit of the Thomson Corporation, and the Chemical Abstract Service (CAS) of the American Chemical Society. These companies have significant revenues in abstracting and indexing services, but are not major factors in the primary information sector. Derwent recently discontinued its primary patent Internet product.

TRADEMARK INFORMATION MARKET

         The traditional full-search trademark market is dominated by Thomson & Thomson, a unit of the Thomson Corporation. The only other significant participant is Trademark Research Corporation, a unit of Wolters Kluwer. These businesses derive the vast majority of revenues from paper-based trademark searches. Thomson & Thomson offers a limited capability electronic search product, which has been historically marketed as a "screening search" tool.

INTELLECTUAL PROPERTY E-COMMERCE

         There have been a number of recently launched web sites attempting to provide a market for buyers and sellers of intellectual property rights, including yet2.com and pl-x.com. Management believes these start-ups have little revenue. These businesses do not have long-established customer relations in the intellectual property field, significant expertise in intellectual property products and services, or additional products and services required by users, such as IHI's information products. There are numerous additional start-ups in this area, including Techex, which focuses on the life science market, and IPNetwork, which hopes to develop a "community" site, including patent auction services.

PATENT ANNUITY PAYMENT SERVICES

         The company believes it is the largest provider of patent annuity payment services in the United States. Computer Packages, Inc. is the only significant competitor in the U.S. C.P.A. is the leading provider of annuity payments in Europe, followed by Dennemeyer. The Company also believes it is the leading provider of intellectual property management software. This market is relatively small and fragmented.

SCIENTIFIC AND TECHNOLOGY INFORMATION

         This market is very large with numerous competitors. While there is competition for sales in a given area or niche, products are generally unique titles sold on an individual basis. The Company also competes for the signing of significant authors. Primary competitors in this area include John Wiley, McGraw-Hill and Academic Press, a unit of Harcourt General. These competitors are larger and have greater resources than the Company.

FOREIGN OPERATIONS AND EXPORT SALES

         The Company maintains an office in London, England, which includes both sales staff and certain editorial employees. Export sales, based on customer location, represented approximately 31% of consolidated revenues for the year ended December 31, 1999, which includes an estimate of patent information delivered over the Internet to recipients outside the United States.

INTELLECTUAL PROPERTY

         The Company regards its trademarks, copyrights, domain names, trade secrets and similar intellectual property as valuable assets and relies upon trademark and copyright laws, as well as confidentiality agreements with employees and others, to protect its rights. The Company pursues the registration of material trademarks and copyrights in the United States and, depending upon use, in some other countries. The Company believes it owns or licenses all intellectual property rights necessary to conduct its business. To the best of the management's knowledge, there are no threatened or pending legal proceedings or claims related to intellectual property that are likely to have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.

ENVIRONMENTAL MATTERS

         The Company believes its operations are in compliance with all applicable foreign, federal, state and local environmental laws, as well as all laws and regulations relating to worker health and safety.

EMPLOYEES AND LABOR RELATIONS

         As of December 31, 1999, the Company had approximately 375 employees, consisting of 357 employees in the United States and 18 employees based in England. No employees are covered by collective bargaining agreements with labor unions. The Company believes that relations with its employees are good.

ITEM 2. PROPERTIES

         The Company leases office space in East Haven, Connecticut; Washington, D.C.; Boca Raton, Florida; New York, New York; Stamford, Connecticut; Southfield, Michigan; Alexandria and Arlington, Virginia; and London, England under leases expiring in 2001, 2002, 2006, 2002, 2003, 2000 and 2005, respectively. There are also contracts with third parties for warehousing and distribution services in Lynn, Missouri and Letchworth, England. The Company does not own any real property. The Company believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for current business operations, and that suitable additional or alternative space will be available at commercially reasonable terms for future expansion.

ITEM 3. LEGAL PROCEEDINGS

         Mason P. Slaine, the Company's President and Chief Executive Officer, and Michael E. Danziger, a director of the Company, are shareholders, officers and directors of Rand Publishing Company Inc. (Rand), a private holding company that has made investments in the publishing industry, and were defendants in a lawsuit alleging that Mr. Slaine breached his fiduciary duty to certain other investors and usurped corporate opportunities available to Rand by investing in the Company and by participating in the acquisition by the Company of various businesses.

         On December 2, 1998, Rand and Mr. Slaine filed a motion to dismiss the Rand investors' complaint against them. The court granted the motion on November 3, 1999 on the grounds that the plaintiffs had not alleged with particularity the efforts, if any, they had made to compel the board of directors of Rand to initiate these derivative claims in the first instance. The motion was granted with leave to plaintiffs to serve an amended complaint setting forth in detail the reasons why such demand on the Rand board would have been futile.

         In addition, the Company is involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange
(NYSE) under the symbol "IHI." The initial public offering price of the Company's Common Stock was $12.00 per share. As of March 24, 2000, there were approximately 1,830 holders of the Company's Common Stock comprised of 30 record holders and approximately 1,800 beneficial holders. The following table reflects the high and low closing sales prices of the Company's common stock as reported by the NYSE, for the period indicated.

                                                             HIGH          LOW
                                                             ----          ---
         1999
         First Quarter                                      18.625        13.125
         Second Quarter                                     22.000        17.000
         Third Quarter                                      19.938        17.375
         Fourth Quarter                                     29.063        17.625

         1998
         August 7- September 30 *                           13.250         8.500
         Fourth Quarter                                     15.750         9.500

* Represents the period from which the Company's Common Stock began trading on the NYSE after its initial public offering.

DIVIDEND POLICY

         The Company has never paid a dividend on its Common Stock and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's Credit Facility, as defined in Note 7 to the Consolidated financial statements, restricts the ability of the Company to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical financial data of (i) CRC Press, Inc. (the Predecessor) as of and for the years ended December 31, 1995 and 1996 and (ii) the Company as of and for each of the three years in the period ended December 31, 1999 have been derived from their respective audited financial statements. The acquisition of the Predecessor and all other acquisitions by the Company were accounted for using the purchase method of accounting. The Company acquired St. Lucie Press on January 14, 1997, Auerbach on June 5, 1997, MicroPatent on July 2, 1997, Chapman & Hall on August 19, 1998, Optipat on January 7, 1999, Faxpat on July 19, 1999, Master Data Center on August 12, 1999 and Corporate Intelligence on September 1, 1999. The results of operations of these businesses are included in the Company's results from their respective dates of acquisition and are not included at all in the Predecessor's results. Accordingly, certain of the historical financial data of the Predecessor are not comparable to those of the Company. The selected historical financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                   THE PREDECESSOR               THE COMPANY(1)
                                                YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                -----------------------      -----------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)              1995        1996        1997        1998       1999
                                                   ----        ----        ----        ----       ----
OPERATING DATA:
Revenues (2) .................................   $ 32,054    $ 28,852    $ 34,869    $ 46,651   $ 58,778
Cost of sales (3) ............................     11,371       9,262      11,492      11,707     15,742
Operating expenses (3) .......................     33,452      29,667      28,040      31,234     34,104

Operating income (loss) ......................    (12,769)    (10,077)     (4,663)      3,710      8,932
Interest (expense) income ....................     (1,272)     (1,036)       (130)      1,117      1,330
Income (loss) before taxes ...................    (14,136)    (11,066)     (4,908)      4,827     10,244

Net income (loss) (4) ........................     (9,234)    (11,236)     (4,911)      4,785      6,017
Net income per common share:
  Basic earnings .............................                                                  $   0.36
  Diluted earnings ...........................                                                  $   0.35
Shares used in computing net income per share:
  Basic ......................................                                                    16,945
  Diluted ....................................                                                    17,128
Pro forma basic and diluted earnings
(loss) per common share (5) ..................                           $  (0.29)   $   0.28       --
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents ....................   $    664    $  1,025    $ 10,280    $ 57,270   $  7,551
Total assets .................................     45,753      35,533      50,219     104,791    138,658
Total debt ...................................     13,756      15,705       5,188       2,955      2,694
Total equity .................................     17,017       5,818      28,556      84,793     90,935


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

(2) Revenues for the year ended December 31, 1997 includes an initial stocking order by an international distributor aggregating $3,307.

(3) Operating expenses for the year ended December 31, 1995 include $10,727 of restructuring and one-time charges. Operating expenses for the year ended December 31, 1996 include an impairment in the value of goodwill and other intangible assets of $10,666. This charge represents the amount by which the recorded value of the assets exceeded the proceeds from the sale of the business.

(4) Prior to the Company's initial public offering, in August 1998, the Company was a limited liability company and, accordingly, was not subject to U.S. federal or certain state income taxes. Subsequent to the initial public offering, the Company incurred a nominal income tax provision due to the full reversal of deferred tax valuation allowances deemed as no longer required. For the year ended December 31, 1999, the Company was fully taxable and income tax expense was $4,227. Income tax (benefits) expenses of the Predecessor were ($4,902) and $170, respectively, for the years ended December 31, 1995 and 1996.

(5) No historical earnings per share or share data are presented for years prior to fiscal 1999, as the Company does not consider such historical data meaningful. The pro forma earnings (loss) per share for the years ended December 31, 1997 and 1998 were computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-K. UNLESS OTHERWISE STATED IN THIS FORM 10-K, REFERENCES TO THE FISCAL YEARS 1999, 1998, AND 1997 RELATE TO THE FISCAL YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997, RESPECTIVELY.

OVERVIEW

         The Company provides information products and services to professional end-users, primarily in the intellectual property and scientific and technology markets.

         The Company's intellectual property businesses generate revenues from Internet-based services, patent annuity payment services, CD-ROM subscriptions and other products, including database sales of historical and customized patent information. In addition to current patent and trademark information products, the Company is developing significant new products in the intellectual property area that will be included in CorporateIntelligence.com. The Company expects that Internet sales will continue to grow in significance in the future and that revenues from the intellectual property business will grow as a percentage of consolidated revenues in the year 2000.

         The Company's scientific and technology information businesses, under CRC Press, generate revenues from the sale of books and subscription products. Revenues from books and related costs of sales are recognized when the product is shipped to the customer. For products sold with a right of return, revenues are recognized net of a provision for estimated returns. CRC Press' subscription products target end-users with essential information and represent a stable source of revenues. The Company realizes significant liquidity benefits from subscription revenues as cash is generally received in advance of shipment. Revenues from subscription products are deferred and recognized as revenues once the product is shipped. Further, the Company believes that book and subscription titles generate significant recurring demand. The Company is currently using significant proprietary content to build electronic databases and believes that Internet sales will be a source of future growth for this business. Of the Company's total revenues of $58.8 million and $46.7 million in 1999 and 1998 respectively, 70% and 30% were derived from CRC Press and Intellectual property businesses in fiscal 1999 compared with 83% and 17% in fiscal 1998, respectively.

IMPACT OF ACQUISITIONS AND OUTLOOK

         A key component of the Company's growth strategy is to pursue acquisitions in attractive niche markets where opportunities exist to internally grow the acquired companies' revenues and increase profitability through operating efficiencies. Since beginning operations in January 1997, the Company has completed nine acquisitions, including five in the intellectual property area and four in the science and technology information markets. The Company continues to actively seek acquisitions that will further the Company's growth and operating strategies. As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in some respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

         The Company anticipates an operating loss for fiscal 2000 as a result of expenditures expected to be incurred in connection with the development and commercial rollout of its CorporateIntelligence.com web site. In addition, the Company's sales and operating results will be negatively affected for the first quarter of fiscal 2000, and possibly thereafter, as a result of the termination of the Company's international distribution agreement with Springer Verlag.

RESULTS OF OPERATIONS

FISCAL YEAR 1999 VS. 1998

         REVENUES. Revenues increased $12.1 million, or 26.0%, to $58.8 million from $46.7 million. The increase in revenues is primarily due to an increase of $4.0 million in book sales at CRC Press; revenues of $3.8 million at Master Data Center and $3.3 million in sales of patents and file histories at Optipat and Faxpat, businesses acquired in fiscal 1999; and an increase of $3.2 million in Internet sales at MicroPatent. These increases were partially offset by a decline of $1.6 million at CRC's Auerbach unit and a decline of $0.9 million in CD-ROM sales at MicroPatent.

         COST OF SALES. Cost of sales increased $4.0 million, or 34.5%, to $15.7 million from $11.7 million. As a percentage of revenues, cost of sales increased to 26.8% from 25.1% due primarily to the inclusion of recently acquired businesses, which have lower gross margins than the existing businesses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.3 million or 13.2% to $28.2 million from $24.9 million, principally as a result of operating expenses of businesses acquired in fiscal 1999 and normal cost increases. Selling, general and administrative expenses as a percentage of revenues decreased to 47.9% for fiscal 1999, compared with 53.3% for fiscal 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.7 million, or 12.2%, to $6.0 million from $5.3 million, primarily as a result of the amortization of assets associated with businesses acquired in fiscal 1999.

         SEVERANCE AND SPECIAL BONUSES. Included in the fiscal 1998 results is a charge of $1.1 million related to severance and special bonuses at a subsidiary.

         INTEREST INCOME. Interest income increased $0.2 million, to $1.7 million from $1.5 million, due primarily to interest earned on the proceeds from the initial public offering.

         INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the year ended December 31, 1999 is 41.3%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 0.9% in the prior year. The Company did not record a provision for Federal income taxes in the prior year period due to the reversal of deferred tax valuation allowances deemed as no longer required.

FISCAL YEAR 1998 VS. 1997

         REVENUES. Revenues increased $11.8 million, or 33.8%, to $46.7 million from $34.9 million. Revenues at Auerbach and MicroPatent, businesses acquired in June 1997 and July 1997, respectively, increased by $6.5 million. Domestic book sales increased by $3.4 million, the Adjustments resulted in an increase of $4.0 million and other revenues increased by $1.3 million, including revenues from product lines acquired in August 1998. These increases were offset by a decrease in international book sales of $3.4 million, due primarily to a $3.3 million one-time stocking order received from a new international distributor in early 1997.

         COST OF SALES. Cost of sales increased $0.2 million, or 1.9%, to $11.7 million from $11.5 million. As a percentage of revenues, cost of sales decreased to 25.1% from 33.0% based on improved gross margins in CRC Press book publishing operations and higher gross margins of acquired businesses.

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

         INTEREST INCOME(EXPENSE). Interest income(expense) increased $1.2 million, to $1.1 million from $(0.1) million, due primarily to interest earned on the proceeds from the initial public offering.

         NET INCOME. Net income increased $9.7 million to $4.8 million, compared to a loss of $4.9 million. The improvement is due primarily to increased gross profits of $11.6 million and increased interest income. These increases were partly offset by the increased operating expenses. The Company had a nominal provision for income taxes in 1998 because of the full reversal of deferred tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to August 1998, the financing requirements of the Company have been funded through cash generated by operating activities and capital contributions from the founding Stockholders. On August 12, 1998, the members of Information Ventures LLC (IV) contributed all of their direct and indirect equity interests to IHI, then a newly formed Delaware corporation, in exchange for 12,200,000 shares of common stock of IHI, representing 100% of the initial outstanding equity interests.

         Effective August 12, 1998, IHI sold 4,250,000 additional shares of common stock in an initial public offering at $12.00 per share. Subsequently, the underwriters exercised an option and purchased an additional 472,356 shares at $12.00 per share. Net proceeds, after deducting underwriting discounts and expenses, of approximately $51.2 million were used primarily during fiscal 1999 to fund four strategic acquisitions in the intellectual property market.

         In the first quarter of fiscal 2000, the Company sold 4,500,000 shares of its common stock in a public offering for approximately $155.0 million of proceeds net of issuance costs. The net proceeds from this offering will be used for the development and marketing of the CorporateIntelligence.com website, to finance future acquisitions, and for general corporate purposes. The Company does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions. Pending such uses, the net proceeds will be invested in short-term, investment grade securities.

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

         Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of December 31, 1999, the Company had no outstanding borrowings under the Credit Facility.

         Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of December 31, 1999, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

         Cash and cash equivalents totaled $7.6 million at December 31, 1999 compared to $57.3 million at December 31, 1998. Excluding cash and cash equivalents, the Company had a working capital deficit of $(3.3) million at December 31, 1999 compared to working capital of $0.2 million at December 31, 1998. Since the Company receives patent annuity tax payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at December 31,

1999 are obligations related to annuity payments and deferred revenue of approximately $20.8 million.

         Cash generated from operating activities was $8.5 million for the fiscal year ended December 31, 1999, derived from net income of $6.0 million plus non-cash charges of $6.5 million less an increase in operating assets, net of liabilities of $4.0 million. The increase in net operating assets is primarily the result of increased customer receivables as a result of the businesses acquired in fiscal 1999.

         Cash used in investing activities was $57.1 million for the fiscal year ended December 31, 1999 due to acquisition costs for businesses and titles of $53.4 million and capital expenditures, including pre-publication costs, of $3.7 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

         Cash used in financing activities was $1.1 million for the fiscal year ended December 31, 1999, and primarily related to payments of $0.3 million on approximately $2.7 million of capitalized lease obligations and $1.0 million of fees associated with the new Credit Facility. The Company has no outstanding debt obligations at December 31, 1999 related to the new Credit Facility. These amounts were offset by $0.2 million in cash proceeds received from the issuance of common stock as a result of stock option exercises by employees under the provisions of the Company's 1998 Stock Option Plan.

         The Company believes that funds generated from operations, together with cash on hand and borrowings available under its Credit Facility will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. For the year 2000, the Company expects to incur expenditures ranging between $20.0 million to $25.0 million in connection with the rollout of CorporateIntelligence.com. Actual expenditures may vary depending on the timing of the commercial rollout, the development and integration of the databases, the hiring of additional technical staff and market acceptance of this web site, as well as other factors. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

SEASONALITY

         The Company's business is somewhat seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on historical publication schedules. In 1999, 32% of the Company's revenues were generated during the fourth quarter with the first, second and third quarters accounting for 21%, 22% and 25% of revenues, respectively. In 1998, revenues for the first through fourth quarters were 23%, 22%, 25% and 30%, respectively. In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions and new product launches.

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

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In the opinion of the Company's management, adoption of this new accounting standard will not have a material impact on the Company's consolidated financial position or results of operations.

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

         The Company did not incur significant costs to address the Year 2000 issue and has not experienced any material adverse consequences as a result of the impact of Year 2000 issues on its computer based systems and applications, or the computer based systems of its vendors. The Company does not believe that it faces any significant risk relating to potential Year 2000 problems either internally or from third parties.

EFFECTS OF INFLATION

         The Company believes that inflation has not had a material impact on the results of operations presented herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

         The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of December 31, 1999, the Company had no outstanding borrowings under the Credit Facility.

         The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. At December 31, 1999, the Company had entered into forward contracts, all having maturities of less than three months, to acquire various international currencies, aggregating $5,986,000. Realized gains and losses relating to the forward contracts were immaterial for the year ended December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998, respectively (in thousands, except per share data):

                                                   QUARTER ENDED
                                  ----------------------------------------------
1999                              MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31      YEAR
Revenues                          $12,055      $12,977      $14,833      $18,913      $58,778
Gross profit                        8,854        9,435       10,986       13,761       43,036
Net income                          1,112        1,107        1,287        2,511        6,017
Net income per common share:
    Basic earnings                $  0.07      $  0.07      $  0.08      $  0.15      $  0.36
    Diluted earnings              $  0.07      $  0.06      $  0.08      $  0.15      $  0.35

                                                   QUARTER ENDED
                                  ----------------------------------------------
1998 (1)                          MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31      YEAR
Revenues                          $10,728      $10,345      $11,511      $14,067      $46,651
Gross profit                        7,870        7,827        8,759       10,488       34,944
Net income                            601          182          824        3,178        4,785
Net income per common share:
    Basic and diluted             $  --        $  --        $  --        $  0.19      $  --

Pro-forma income data:
Pro-forma net income                  601          182          824         --          4,785
Pro-forma basic and diluted
earnings per common share         $  0.04      $  0.01      $  0.05      $  --        $  0.28

(1) The Adjustments are described in note (1) of Item 6. SELECTED FINANCIAL DATA reduced revenues in the quarter ended March 31, 1998 by $54. The Adjustments increased expenses in the quarters ended March 31, 1998 through September 30, 1998 by $151, $107 and $814, respectively.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information relating to the identification, business experience and directorships of each director and nominee for director of IHI and the information relating to the identification and business experience of IHI's executive officers, required by Item 401 of Regulation S-K, will be presented in the sections entitled "Election of Directors" and "Executive Officers" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1999, and is hereby incorporated by reference. If the definitive proxy statement for the 1999 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 1999 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

ITEM 11. EXECUTIVE COMPENSATION

       The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "The Board and Its Committees - Compensation of Directors", "Executive Officers - Employment Agreements" and "Summary of Compensation Table"of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1999 and is hereby incorporated by reference. If the definitive proxy statement for the 1999 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 1999 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1999 and is hereby incorporated by reference. If the definitive proxy statement for the 1999 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 1999 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Certain Relationships and Related Transactions" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1999 and is hereby incorporated by reference. If the definitive proxy statement for the 1999 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 1999 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) Financial Statements
                                                                        Page

       Independent Auditors' Reports                                     F-1

       Consolidated Balance Sheets,
         December 31, 1999 and 1998                                      F-2

       Consolidated Statements of Operations,
         Years Ended December 31, 1999, 1998 and 1997                    F-3

       Consolidated Statements of Stockholders'/Member' Equity,
         Years Ended December 31, 1999, 1998 and 1997                    F-4

       Consolidated Statements of Cash Flows,
         Years Ended December 31, 1999, 1998 and 1997                    F-5

       Notes to Consolidated Financial Statements                    F-6 to F-21

All schedules of the Registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

         (b) Reports on Form 8-K.

            1 Current Report on Form 8-K/A, filed on October 26, 1999.

         (c) Exhibits

EXHIBITS
--------

NO.      DESCRIPTION

2.1 Stock Purchase Agreement, dated as of May 14, 1999, between Pearson Services Limited and Information Holdings Inc.**

3.1      Certificate of Incorporation*

3.2      Bylaws*

4.1      Specimen Common Stock Certificate*

4.2 Registration Rights Agreement among the Company, Warburg, Pincus Ventures, L.P., and Mason P. Slaine***

10.1 Employment Agreement, dated as of December 31, 1996, between Information Ventures LLC and Mason P. Slaine*

10.2 Employment Agreement, dated as of January 19, 1998, between Information Ventures LLC and Vincent A. Chippari*

10.3 Employment Agreement, dated as of May 17, 1999, between CRC Press LLC and Norman R. Snesil++

10.4     1998 Stock Option Plan of the Company***

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

10.10 Modification and Extension of Leases, dated January 1, 1994, between CRC Press, Inc. and Starkoff Associates*

10.11 Lease Agreement, dated March 1, 1998, between R.P. Realty Company and MicroPatent LLC*

10.12 Credit Agreement, dated as of September 24, 1999, among the Company, Warburg, Pincus Information Ventures, Inc., Information Ventures LLC, and the lenders named herein, Bank of America, N.A., as Documentation Agent, Bankers Trust Company, as Administrative Agent+

10.13 Form of Pledge Agreement, dated as of September 24, 1999, entered into by the Company and its subsidiaries and Bankers Trust Company, as Collateral Agent+

10.14 Form of Security Agreement dated as of September 24, 1999, among the Company, Warburg, Pincus Information Ventures, Inc., Information Ventures LLC, certain of its subsidiaries and Bankers Trust Company, as Collateral Agent+

10.15    Form of Subsidiaries Guaranty, dated as of September 24, 1999+

21.1     List of subsidiaries of the Company*

23.1     Consent of Ernst & Young LLP

27.1     Financial Data Schedule

----------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, Registration No. 333-56665.
** Incorporated herein by reference to the Current Report on Form 8-K, filed on August 20, 1999.
*** Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
+ Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on November 12, 1999.
++ Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on August 2, 1999.

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Factors which could cause or contribute to such differences include, but are not limited to: (1) the ability of the Company to consummate acquisitions, integrate such acquisitions into existing operations, manage expansion, achieve operating efficiencies and control costs in its operations;
(2) the Company's success in retaining key employees, including its CEO and CFO and the senior management teams of its primary operating units; (3) uncertainties and expenses resulting from the development of new business and websites, such as CorporateIntelligence.com; (4) pressures from competitors with greater resources than those of the Company, as well as competitive pressures arising from changes in technology and customer requirements; (5) the availability of raw intellectual property information from alternative sources for little or no cost; (6) disruptions to operations resulting from year 2000 issues that might originate with third parties; (7) the concentration of ownership among the Initial Stockholders, who have the ability to control the Company, including the election of directors and the direction of the affairs and operations of the business; (8) changes in Internet usage; (9) changes in customer and distributor relationships; and (10) changes in U.S. or foreign government regulations. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               INFORMATION HOLDINGS INC.


         By:   /s/ VINCENT A. CHIPPARI
               ---------------------------------------------
               Vincent A. Chippari, Executive Vice President
                 and Chief Financial Officer

         Date: March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ MASON P. SLAINE                          /s/ VINCENT A. CHIPPARI
---------------------------------            -----------------------------------
Mason P. Slaine                              Vincent A. Chippari
President, Chief Executive Officer and       Executive Vice President and
Director                                     Chief Financial Officer
(Principal Executive Officer)                (Principal Financial and
March 28, 2000                               Accounting Officer)
                                             March 28, 2000


/s/ MICHAEL E. DANZIGER                      /s/ DAVID R. HAAS
---------------------------------            -----------------------------------
Michael E. Danziger                          David R. Haas
Director                                     Director
March 28, 2000                               March 28, 2000


/s/ SIDNEY LAPIDUS                           /s/ DAVID E. LIBOWITZ
---------------------------------            -----------------------------------
Sidney Lapidus                               David E. Libowitz
Director                                     Director
March 28,2000                                March 28, 2000

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Information Holdings Inc.

We have audited the accompanying consolidated balance sheets of Information Holdings Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders'/members' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Holdings Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


New York, New York
February 24, 2000                                 ERNST & YOUNG LLP

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                           DECEMBER 31,   DECEMBER 31,
                                                                                   1999           1998
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $   7,551      $  57,270
     Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $2,621 AND $3,406, RESPECTIVELY)                       16,997          9,286
     Inventories                                                                  5,078          4,832
     Prepaid expenses and other current assets                                    2,173          1,945
     Deferred income taxes                                                        2,137            777
                                                                              ---------      ---------
         Total current assets                                                    33,936         74,110
Property and equipment, net                                                       4,377          4,173
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $3,249 AND
     $2,350, RESPECTIVELY)                                                        3,478          3,474
Publishing rights and other identified intangible assets, net                    78,260         21,265
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $320 AND $12, RESPECTIVELY)         15,629            336
Other assets                                                                      2,978          1,433
                                                                              ---------      ---------

TOTAL                                                                         $ 138,658      $ 104,791
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                         $     279      $     261
     Accounts payable                                                            13,339          4,074
     Accrued expenses                                                             3,360          1,186
     Accrued income taxes                                                         2,119            635
     Royalties payable                                                            1,304          1,935
     Deferred subscription revenue                                                9,280          8,530
                                                                              ---------      ---------
         Total current liabilities                                               29,681         16,621

Capital leases                                                                    2,415          2,694
Deferred income taxes                                                            14,976           --
Other long-term liabilities                                                         651            683
                                                                              ---------      ---------
         Total liabilities                                                       47,723         19,998
                                                                              ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                                  $    --        $    --
     Common stock, $.01 par value; 50,000,000 shares
     authorized; issued 16,953,550 at December 31, 1999
     and 16,943,189 at December 31, 1998                                            170            169
     Additional paid-in capital                                                  84,874         84,750
     Retained earnings (deficit)                                                  5,891           (126)
                                                                              ---------      ---------
         Total stockholders' equity                                              90,935         84,793
                                                                              ---------      ---------

TOTAL                                                                         $ 138,658      $ 104,791
                                                                              =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          1999            1998            1997
Revenues                                                          $     58,778    $     46,651    $     34,869

Cost of sales                                                           15,742          11,707          11,492
                                                                  ------------    ------------    ------------

Gross profit                                                            43,036          34,944          23,377
                                                                  ------------    ------------    ------------

Operating expenses:

   Selling, general and administrative                                  28,142          24,871          20,918

   Depreciation and amortization                                         5,962           5,313           3,909

   Severance and special bonuses                                          --             1,050           3,213
                                                                  ------------    ------------    ------------

     Total operating expenses                                           34,104          31,234          28,040
                                                                  ------------    ------------    ------------

Income (loss) from operations                                            8,932           3,710          (4,663)
                                                                  ------------    ------------    ------------

Other income (expense):

   Interest income                                                       1,687           1,444             152

   Interest expense                                                       (357)           (327)           (282)

   Other expense                                                           (18)           --              (115)
                                                                  ------------    ------------    ------------

Income (loss) before income taxes                                       10,244           4,827          (4,908)

Provision for income taxes                                               4,227              42               3
                                                                  ------------    ------------    ------------

Net income (loss)                                                 $      6,017    $      4,785    $     (4,911)
                                                                  ============    ============    ============

Basic earnings per common share                                   $       0.36
                                                                  ============
Average number of basic common shares outstanding                   16,945,210
                                                                  ============

Diluted earnings per common share                                 $       0.35
                                                                  ============
Average number of diluted common shares outstanding                 17,128,277
                                                                  ============

Pro forma income data (Unaudited):
   Income (loss) before income taxes, as reported                                 $      4,827    $     (4,908)
   Pro forma income taxes                                                                   42               3
                                                                                  ------------    ------------
   Pro forma net income (loss)                                                    $      4,785    $     (4,911)
                                                                                  ============    ============

   Pro forma basic and diluted earnings (loss) per common share                   $       0.28    $      (0.29)
                                                                                  ============    ============

   Pro forma average number of common shares outstanding                            16,943,189      16,943,189
                                                                                  ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' EQUITY
                             YEARS ENDED DECEMBER 31
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                             COMMON STOCK         ADDITIONAL     RETAINED
                                       NUMBER OF                    PAID-IN      EARNINGS     MEMBERS'
                                        SHARES         AMOUNT       CAPITAL      (DEFICIT)      EQUITY      TOTAL
Balance at January 1, 1997                       -   $       -    $       -     $      -     $     -      $       -

Capital contributions                                                                          33,467        33,467
Net loss                                                                          (4,911)                    (4,911)
                                       ----------    ---------    ---------     --------     --------     ---------

Balance at December 31,1997                      -           -            -       (4,911)      33,467        28,556

Exchange                                12,200,000         122       33,356                   (33,478)            -
Initial public offering                  4,722,356          47       51,144                                  51,191
Issuance of common stock -
  to an employee                            20,833                      250                                     250
Capital contribution                                                                               11            11
Net income                                                                         4,785                      4,785

                                       ----------    ---------    ---------     --------     --------     ---------

Balance at December 31,1998            16,943,189          169       84,750         (126)           -        84,793

Common stock issued to employees
  from stock option exercises              10,361            1          124                                     125
Net income                                                                         6,017                      6,017
                                       ----------    ---------    ---------     --------     --------     ---------

Balance at December 31,1999            16,953,550    $     170    $  84,874     $  5,891     $      -     $  90,935
                                       ==========    =========    =========     ========     ========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                      1999        1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $  6,017    $  4,785    $ (4,911)
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Loss on disposal of property and equipment                     18        --          --
         Depreciation                                                1,592       1,192         836
         Amortization of goodwill and other intangibles              4,370       4,121       3,073
         Amortization of pre-publication costs                       2,469       2,413       2,313
         Deferred income taxes                                      (1,988)       (814)        (27)
         Other                                                          36         250         400
         Changes in operating assets and liabilities:
              Accounts receivable, net                              (3,598)     (4,318)       (908)
              Inventories                                             (299)     (1,237)        785
              Prepaid expenses and other current assets               (116)       (479)       (807)
              Accounts payable and accrued expenses                  1,617        (566)      2,779
              Royalties payable                                       (631)        186         843
              Deferred subscription revenue                           (325)        948       3,807
              Other, net                                              (662)       (543)        387
                                                                  --------    --------    --------
     Net Cash Provided by Operating Activities                       8,500       5,938       8,570
                                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                       11           2          11
     Pre-publication costs                                          (2,267)     (2,390)     (1,654)
     Acquisitions of businesses and titles                         (53,430)     (4,202)    (30,778)
     Purchases of property and equipment                            (1,397)     (1,327)     (1,163)
                                                                  --------    --------    --------
         Net Cash Used in Investing Activities                     (57,083)     (7,917)    (33,584)
                                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments)borrowings under revolving credit facility       --        (2,000)      2,000
     Financing costs for new credit facility                        (1,000)       --          --
     Principal payments on capital leases                             (261)       (233)       (173)
     Issuance of common stock in public offering                      --        51,191        --
     Common stock issued from stock options exercised                  125        --          --
     Capital contributions                                            --            11      33,467
                                                                  --------    --------    --------
         Net Cash (Used in) Provided by Financing Activities        (1,136)     48,969      35,294
                                                                  --------    --------    --------

NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS                                     (49,719)     46,990      10,280

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        57,270      10,280        --
                                                                  --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  7,551    $ 57,270    $ 10,280
                                                                  ========    ========    ========

SUPPLEMENTAL DISCLOSURE:
     Income taxes paid                                            $  4,824    $    187    $     49
                                                                  ========    ========    ========
     Interest paid                                                $    372    $    340    $    244
                                                                  ========    ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Information Ventures LLC (IV), a wholly owned subsidiary of Information Holdings Inc. (IHI), was formed on December 2, 1996 to create and build an information and publishing business. IV functions as a holding company and, through its wholly owned subsidiaries - CRC Press LLC (CRC Press), MicroPatent LLC (MicroPatent), and Master Data Center, Inc. (MDC) provides information products and services, primarily to the intellectual property and scientific markets. MicroPatent and MDC provide a broad array of databases, information products and complementary services for intellectual property professionals. The CRC Press business publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. Products are distributed on a worldwide basis, and IV has operating offices in the United States and in Europe. Prior to IV's initial acquisition, which occurred effective as of January 1, 1997, IV had no operations or assets.

On August 12, 1998, the members of IV contributed all of their direct and indirect equity interests to IHI, then a newly formed Delaware corporation, in exchange for 12,200,000 shares of common stock of IHI, representing 100% of the initial outstanding equity interests (the Exchange).

Effective August 12, 1998, IHI sold 4,250,000 additional shares of common stock in an initial public offering at $12.00 per share. Subsequently, the underwriters exercised an option and purchased an additional 472,356 shares at $12.00 per share. Net proceeds, after deducting underwriting discounts and expenses, of approximately $51,200,000 were used primarily during fiscal 1999 to fund four strategic acquisitions in the intellectual property market (See Note
3). IHI, together with IV and its subsidiaries are referred to as (the Company).

The consolidated financial statements presented as of and for the three years ended December 31, 1999 include the accounts of IHI and subsidiaries, all of which are wholly owned. Because IHI had no business operations prior to the Exchange, the balance sheet and statement of operations for IHI for periods prior to August 12, 1998 are not included herein. The consolidated financial statements for the period January 1, 1997 to August 12, 1998 and for the twelve months ended December 31,1997 include the accounts of IV and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All acquisitions have been accounted for using the purchase method of accounting, and operating results have been included from the respective dates of acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The cost of these investments is equal to fair market value.

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable and sales returns consist of the following (in thousands):

                                                      YEARS ENDED DECEMBER 31
                                                   ----------------------------
                                                      1999       1998      1997
Allowance, beginning of year                       $ 3,406    $   803   $  --

Provision for uncollectible accounts                   332      2,133     1,049
 and returns

(Write-off) recoveries of uncollectible accounts
  and deductions from reserves                      (1,117)       470      (246)
                                                   -------    -------   -------

Allowance, end of year                             $ 2,621    $ 3,406   $   803
                                                   =======    =======   =======

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at December 31, 1999 and 1998 consist solely of finished goods. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

DIRECT MAIL COSTS - Direct mail costs are expensed upon mailing. Direct mail expense was approximately $6,235,000, $6,460,000, and $6,119,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Direct mail related costs of approximately $245,000 and $529,000 was included in prepaid expenses and other current assets at December 31, 1999 and 1998, respectively.

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

PRE-PUBLICATION COSTS - Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 1999 and 1998, the Company removed from its Balance Sheet fully amortized Pre-publication costs with a cost of approximately $1,645,000 and $2,106,000, respectively.

PUBLISHING RIGHTS AND OTHER IDENTIFIED INTANGIBLE ASSETS - Publishing rights and other identified intangible assets consist primarily of publication agreements, subscriber lists, databases, trademarks and related assets and are amortized using the straight-line method over their estimated useful lives ranging from 3-20 years. Non-compete agreements arising from acquisitions are amortized using the straight-line basis over the contractual term, currently 2-3 years.

GOODWILL - Goodwill consists of the excess of cost over the value of identifiable net assets of businesses acquired and is being amortized on a straight-line basis over their estimated useful lives of 20 years.

OTHER ASSETS - At December 31, 1999 other assets includes $1,000,000 of debt issuance costs. The Company capitalized the cost of obtaining a new credit facility as described in Note 7. The Company recognizes the cost ratably over the term of the new credit facility, seven years. Accumulated amortization at December 31, 1999 was $36,000.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If the Company determines, based on such measures, that the carrying amount is impaired, the intangibles and goodwill will be written down to its recoverable value with a corresponding charge to earnings. Based on these evaluations, there were no adjustments to the carrying value on long-lived assets in fiscal 1999, 1998 and 1997.

REVENUE RECOGNITION - The Company recognizes revenues principally upon shipment of products to the customer. For products sold with the right of return, revenue is recognized net of a provision for estimated future returns. Subscription revenues are generally collected in advance and are deferred and recognized as revenue in the period in which the product is shipped. Revenue from annuity tax payment services is recognized in the period when the related annuity tax payments are made to various regulatory agencies.

DEFERRED REVENUE - In connection with the acquisition of companies, it is the Company's policy to record deferred revenue at the cost to fulfill plus an applicable gross profit margin, rather than based on the subscription payments received.

INCOME TAXES - As a result of the Exchange discussed in Note 1, the Company became subject to Federal and state income taxes. Prior to that time, the Company was a limited liability company (LLC) and was treated as a partnership for Federal and most state income taxes. However, in those periods the Company was still liable for income taxes in certain states and thus a provision for those state income taxes was reflected on the statement of operations.

Income taxes are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 requires the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

STOCK-BASED COMPENSATION - The Company accounts for its stock based compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensations." Since stock options will be granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense will be recognized.

RECLASSIFICATIONS - Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.

FORWARD CONTRACTS - A subsidiary of the Company uses forward exchange contracts to hedge foreign currency transaction exposures of its operations.

COMPUTATION OF EARNINGS PER COMMON SHARE - The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1998. The new standard requires dual presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Basic income per common share is based on the weighted average outstanding common shares during the respective period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options. For fiscal 1998 diluted shares had no impact on the computation of earnings per common share. No historical earnings per share or share data are presented for years prior to fiscal 1999, as the Company does not consider such historical data meaningful. The pro forma earnings (loss) per share presented were computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In the opinion of the Company's management, adoption of this new accounting standard will not have a material impact on the Company's consolidated financial position or results of operations.

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

3. ACQUISITIONS

On January 7, 1999, effective as of January 1, 1999, the Company acquired the stock of Optipat, Inc. (Optipat), for cash consideration of approximately $3,200,000. Optipat provides patent information in printed format and over the Internet to the corporate and legal markets. The purchase price was allocated to publishing rights and other intangible assets of $2,900,000 and net tangible assets of $300,000. Also in January 1999, the Company purchased the environmental book-publishing list of Ann Arbor Press for cash consideration of approximately $340,000. The purchase price was allocated to publishing rights and other intangible assets of $275,000 and net tangible assets of $65,000.

On July 19, 1999, the Company acquired all of the assets of Faxpat, Inc. (Faxpat) for cash consideration of approximately $9,300,000. Faxpat is a leading provider of patent documents and file histories to the legal and corporate markets. The purchase price was allocated to net tangible assets of $600,000, publishing rights and other intangible assets of $8,600,000 and non-compete agreements of $100,000

On August 12, 1999, the Company acquired all of the outstanding capital stock of Master Data Center, Inc. (MDC), a Michigan corporation, for cash consideration of approximately $32,600,000. MDC provides patent annuity tax payment services for owners of intellectual property in domestic and foreign markets and complementary software products for managing patent and trademark portfolios. The purchase price was allocated to net liabilities assumed of $8,500,000, and publishing rights and other intangible assets of $41,100,000. Assets acquired and liabilities assumed have been recorded at their estimated fair values and useful lives. The Company also recorded goodwill and an offsetting deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $15,658,000. This goodwill is being amortized using the straight-line method over 20 years. Amortization expense for the year ended December 31, 1999 was $301,000.

On September 1, 1999, the Company acquired the assets of the Corporate Intelligence (CI) business of Innovator Corporation for cash consideration of approximately $8,000,000. CI provides intellectual property information and related software and searching tools, primarily through the Internet. The purchase price was allocated to publishing rights and other intangible assets of $7,900,000 and non-compete agreements of $100,000.

On August 19, 1998, the Company acquired two product lines for cash consideration of approximately $3,700,000: the Chapman & Hall list of mathematics and statistics books and Chapman & Hall's electronic databases and books in the chemistry field. The purchase price was allocated to net tangible assets of $200,000 and publishing rights and other intangible assets of $3,500,000.

On January 10, 1997, effective as of January 1, 1997, the Company acquired the net assets of CRC Press for cash consideration of $13,000,000. CRC Press publishes information in print and electronic media for the global scientific, professional and technical communities. The purchase price was allocated to net tangible assets of $5,800,000 and publishing rights and other intangible assets of $7,200,000.

On January 14, 1997, effective as of January 1, 1997, the Company acquired the net assets of St. Lucie Press for cash consideration of $2,600,000. St. Lucie publishes business related books. The purchase price was allocated to net tangible assets aggregating $600,000 and publishing rights and other intangibles of $2,000,000.

On June 5, 1997, the Company acquired the net assets of Auerbach for cash consideration of $8,000,000. Auerbach publishes information in print and electronic media for the information technology market. The purchase price was allocated to net liabilities assumed of $300,000, publishing rights and other intangibles of $8,100,000, goodwill of $100,000 and noncompete agreements of $100,000.

On July 2, 1997, effective as of July 1, 1997, the Company acquired the net assets of MicroPatent for cash consideration of $7,400,000. MicroPatent provides information products and services for intellectual property professionals. The purchase price was allocated to in process research and development costs of $400,000, which were expensed in 1997, tangible net assets/(liabilities) aggregating ($100,000) and publishing rights and other intangibles of $7,100,000.

In connection with the purchase of CRC Press and MicroPatent, the Company revalued the deferred subscription revenues based on cost to fulfill. As a result, the deferred subscription revenues were reduced by $4,000,000 in fiscal 1997. Had the Company not made such revaluation, revenues and gross profit for the year ended December 31, 1997 would have been higher by $4,000,000.

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective dates of acquisition.

The following unaudited pro forma information presents the results of operations of the Company, as if the 1999 acquisitions of MDC, Optipat, and Faxpat had taken place as of January 1, 1998 are as follows (in thousands except per share data):

                                                      YEARS ENDED DECEMBER 31
                                                      -----------------------
                                                          1999              1998
      Revenues                                    $     66,208      $     61,414
                                                  ============      ============
      Net income                                  $      5,226      $      4,126
                                                  ============      ============
      Basic earnings per common share             $       0.31      $       0.24
                                                  ============      ============
      Diluted earnings per common share           $       0.31      $       0.24
                                                  ============      ============

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisition occurred on the date indicated, nor are they necessarily indicative of future operating results.

4. PROPERTY AND EQUIPMENT

Property and equipment (at cost) consisted of the following (in thousands):

                                                     DECEMBER 31     DECEMBER 31
                                                            1999            1998
     Buildings                                        $    2,344      $   2,344
     Furniture and equipment                               1,173            858
     Computer equipment                                    3,820          2,545
     Leasehold improvements                                  521            476
                                                      ----------      ---------
                                                           7,858          6,223
     Less accumulated depreciation                         3,481          2,050
                                                      ----------      ---------
                                                      $    4,377      $   4,173
                                                      ==========      =========

5. PUBLISHING RIGHTS AND OTHER IDENTIFIED INTANGIBLE ASSETS

Publishing rights and other identified intangible assets consisted of the following (in thousands):

                                                                 DECEMBER 31     DECEMBER 31
                                                                    1999            1998
     Publishing rights and other identified intangibles           $   89,178      $   28,329
     Non-compete agreements                                              317             117
                                                                  ----------      ----------
                                                                      89,495          28,446
     Less accumulated amortization                                    11,235           7,181
                                                                  ----------      ----------
                                                                  $   78,260      $   21,265
                                                                  ==========      ==========

6. SEVERANCE AND SPECIAL BONUSES

In fiscal 1997, the Company recorded a pre-tax charge of approximately $1,600,000 related primarily to the consolidation of certain functions and reductions in the workforce. The charge was recorded in the first quarter of the fiscal year. The majority of the cash outlays were made in the first half of fiscal 1997, with the balance of $160,000 in severance costs made in the first quarter of fiscal 1998.

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

7. REVOLVING CREDIT FACILITIES

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of December 31, 1999, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of December 31, 1999, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

A subsidiary of the Company maintained a revolving line of credit (the Credit
Line) borrowing arrangement of $5,000,000 with State Street Bank, with varying amounts of available credit expiring beginning in June of 2000. Interest on the Credit Line was due quarterly in arrears at the London Interbank Offering Rate (LIBOR) plus applicable margin ranging from 1.5% to 2.5%. In 1998 and 1997, interest rates under this agreement ranged from 7.22% to 7.38%. At December 31,1997, the principal amount outstanding was $2,000,000 and the unused bank line of credit amounted to $3,000,000. In April of 1998, all outstanding balances were repaid in full and the Company subsequently canceled the Credit Line in July of 1998.

8. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31
                                                  -----------------------
                                                 1999         1998        1997
     Current:
       Federal                               $  5,441     $    663    $      -
       State                                      830          220          30
     Deferred:
       Federal                                 (1,874)        (634)          -
       State                                     (170)        (207)        (27)
                                             --------     --------    --------
                                             $  4,227     $     42    $      3
                                             ========     ========    ========

The following represents a reconciliation between the actual income tax provision and income taxes computed by applying the statutory Federal income tax rate (35%) to income before income taxes:

                                                                    DECEMBER 31
                                                                           1999
     Federal statutory rate                                          $    3,585
     State and local taxes, net of Federal tax benefits                     429
     Goodwill amortization not deductible for tax purposes                  212
     Non-deductible permanent items                                          19
     Other, net                                                             (18)
                                                                     ----------
                                                                     $    4,227
                                                                     ==========

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                              DECEMBER 31   DECEMBER 31
                                                                     1999          1998
     Current deferred tax assets:
       Allowance for accounts receivable                      $     1,021   $       326
       Inventory                                                      839           451
       Other, net                                                     277             -
                                                              -----------   -----------
     Net current deferred tax assets                                2,137           777
                                                              ===========   ===========

     Non-current deferred tax assets:
       Lease obligation                                             1,025         1,194
                                                              -----------   -----------
     Non-current deferred tax liabilities:
       Property and equipment                                        (566)         (622)
       Intangible assets                                          (15,377)         (481)
       Other                                                          (58)          (27)
                                                              -----------   -----------
                                                                  (16,001)       (1,130)
                                                              -----------   -----------
     Total long-term net deferred tax (liabilities) assets        (14,976)           64
                                                              ===========   ===========

     Net deferred tax (liability) asset                           (12,839)          841
                                                              ===========   ===========

At December 31, 1998, long-term net deferred tax assets of $64,000 were included in the Consolidated Balance Sheet caption Other assets.

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

The Pro forma income tax provision consists of the following (in thousands):

                                                         YEARS ENDED DECEMBER 31
                                                         -----------------------
                                                             1998           1997
     Current:
       Federal                                           $    636       $      -
       State                                                  247              3
     Deferred                                                (841)             -
                                                         --------       --------
                                                         $     42       $      3
                                                         ========       ========

The following represents a reconciliation between the pro forma income tax provision and income taxes computed by applying the statutory Federal income tax rate (35%) to pro forma income (loss) before income taxes:

                                                          YEARS ENDED DECEMBER 31
                                                          -----------------------
                                                                1998       1997
     Federal statutory rate                                 $  1,641   $ (1,669)
     State and local taxes, net of Federal tax benefits          342       (275)
     Valuation allowance                                      (1,960)     1,960
     Other, net                                                   19        (13)
                                                            --------   --------
     Total                                                  $     42   $      3
                                                            ========   ========

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

A summary of stock option transactions under the Company's stock option plan for the five months ended December 31,1998 and for the year ended December 31, 1999 is as follows:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
     ---------------------------------------------------------------------------
     Outstanding at January 1, 1998                         -       $      -
                                                 ---------------------------
          Granted                                     541,846          12.02
          Exercised                                         -              -
          Canceled or Lapsed                          (12,513)         12.00
                                                 ---------------------------
     Outstanding at December 31, 1998                 529,333          12.02
                                                 ---------------------------
          Granted                                     115,563          18.51
          Exercised                                   (10,361)         12.00
          Canceled or Lapsed                          (34,483)         12.09
                                                 ---------------------------
     OUTSTANDING AT DECEMBER 31, 1999                 600,052       $  13.26
----------------------------------------------------------------------------

     Shares exercisable at December 31, 1998          109,482       $  12.00
     Shares exercisable at December 31, 1999          314,245       $  12.04

     -----------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31,1999:

                                              Weighted
         Range of                           Avg. Remaining    Weighted                           Weighted
         Exercise            Number          Contractual      Average             Number         Average
          Prices          Outstanding           Life       Exercise Price       Exercisable    Exercisable
----------------------------------------------------------------------------------------------------------
       $12.00-$13.13        484,489          6.3 years      $    12.01            312,589      $     12.01
          $16.25              5,477          9.1 years           16.25                  -                -
       $18.13-$18.25         58,491          9.8 years           18.19              1,656            18.13
          $19.13             51,595          9.4 years           19.13                  -                -
                            ------------------------------------------------------------------------------
                            600,052          6.9 YEARS      $    13.26            314,245      $     12.04
----------------------------------------------------------------------------------------------------------

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

                                                       DECEMBER 31   DECEMBER 31
                                                              1999          1998
     Net income applicable to common shareholders:
                                      As reported       $    6,017    $    4,785
                                      Pro forma         $    5,697    $    4,691

     Basic earnings per common share:
                                      As reported       $     0.36    $     0.28
                                      Pro forma         $     0.34    $     0.28

     Diluted earnings per common share:
                                      As reported       $     0.35    $     0.28
                                      Pro forma         $     0.33    $     0.28

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of stock options granted in fiscal 1999 and 1998 was estimated at the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

                                                   DECEMBER 31      DECEMBER 31
                                                          1999             1998
     Risk free interest rate                           6.0%             5.5%
     Expected life of option grants (years)             5                5
     Expected volatility                              67.62%           25.0%
     Expected dividend yield                            0                0

11. MEMBERSHIP INTEREST

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

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the period indicated.

                                                                      YEAR ENDED
                                                                      ----------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                       DECEMBER 31
                                                                            1999
         Basic:
           Net income                                                 $    6,017
           Average shares outstanding                                     16,945
                                                                      ----------

         Basic EPS                                                    $     0.36
                                                                      ==========
         Diluted:
           Net income                                                 $    6,017
                                                                      ==========

           Average shares outstanding                                     16,945
           Net effect of dilutive stock options
              based on the treasury stock method                             183
                                                                      ----------
         Total                                                            17,128
                                                                      ==========

         Diluted EPS                                                  $     0.35
                                                                      ==========

13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases office and warehouse space, office and computer equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property, and certain leases include escalation clauses.

The future noncancelable minimum lease payments under operating leases and under capital leases including estimated escalation amounts as of December 31, 1999 are as follows (in thousands):

                                                      OPERATING         CAPITAL
                                                         LEASES          LEASES
Year ending December 31,
            2000                                      $     1,075    $       517
            2001                                              801            519
            2002                                              606            536
            2003                                              375            553
            2004                                              323            572
          Thereafter                                          634            945
                                                      -----------    -----------
     Total minimum lease payments                     $     3,814          3,642
                                                      ===========    -----------

Less amount representing unamortized interest                                948
                                                                     -----------
Present value of net minimum lease payments                                2,694
Less current maturities                                                      279
                                                                     -----------

Long-term obligation                                                 $     2,415
                                                                     ===========

Assets recorded under capital leases and the related depreciation are included in Property and equipment as follows (in thousands):

                                                        DECEMBER 31  DECEMBER 31
                                                               1999         1998
     Buildings                                           $    2,344    $   2,344
     Computer equipment                                          86           86
                                                         ----------    ---------
                                                              2,430        2,430
     Less accumulated depreciation                              820          565
                                                         ----------    ---------
                                                         $    1,610    $   1,865
                                                         ==========    =========

Rental expense for operating leases amounted to approximately $1,323,000, $1,048,000 and $888,000 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

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

14. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) savings plan (the Plan). Employees are eligible to participate in the Plan upon the attainment of age 21 and the completion of one-year of credited service (effective January 1, 2000, six months of employment with the Company). Employees of Master Data Center, Inc. as of August 12, 1999 will receive prior service credit in determining eligibility in the Plan. Prior to October 1, 1997, the Company previously offered two plans, which were merged into a new single plan as noted above. Participants in the pre-existing plans as of October 1, 1997 were automatically enrolled in the Plan as of that date. Participants may make pre-tax contributions subject to Internal Revenue Service limitations. The Company, via the subsidiaries, matches 50% of an employee's contribution up to a maximum of 6% of eligible compensation. In addition, at its discretion, the Company may make additional contributions to the Plan, no such contributions were made in fiscal years 1999, 1998 and 1997, respectively. Participant contributions and earnings thereon vest immediately. Matching contributions and earnings thereon vest in equal amounts over a three-year period. Nonvested balances are forfeited and used to offset future employer contributions.

The Company's contributions under these plans for each of the three years ended December 31, 1999, 1998, and 1997 were approximately $211,000, $198,000 and
$86,000, respectively. The significant increase in fiscal 1999 over amounts contributed in fiscal 1997 reflects the addition of employees as a result of acquisitions.

15. RELATED PARTY TRANSACTIONS

During fiscal 1998 and 1997, a subsidiary of the Company transacted business in the amount of approximately $250,000 per year with a mail house owned by a brother-in-law of Dennis Buda, the former President of CRC Press. In October 1999, the subsidiary discontinued its relationship with this mail order house. Business generated to this mail order house during 1999 amounted to approximately $160,000. The rates charged by this mail house were at comparable rates charged by other mail houses serving the Company.

In September 1998, a subsidiary of the Company entered into a loan agreement with an executive officer. Under the terms of the loan agreement, the subsidiary provided a loan of $550,000, payable on demand. The loan was repaid in full in January 1999.

16. SEGMENT INFORMATION

In 1998, the Company adopted, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company's senior management evaluates the performance of the Company's assets on a consolidated basis; therefore, separate financial information for the Company's assets on a segment basis is not presented. The Company evaluates performance based on earnings before interest, taxes, depreciation and amortization (EBITDA) of the respective business units.

Previously, the Company reported results as one business segment, namely scientific and technology information. During 1999; however, the Company completed four strategic acquisitions in the intellectual property market, which contributed to the prominence of the intellectual properties segment of the Company's business. In applying SFAS 131, the Company then identified the following two reportable segments: intellectual property and scientific and technology information. The intellectual property segment consists of MicroPatent and MDC, which provide a broad array of databases, information products and complementary services for intellectual property professionals.

The scientific and technology information segment is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. Other includes unallocated corporate items.

The following tables set forth the information for the Company's reportable segments for the periods indicated (in thousands):

                                                 YEARS ENDED DECEMBER 31
                                            --------------------------------
                                                1999        1998        1997
REVENUES:
    Intellectual property                   $ 17,571    $  7,727    $  2,198
    Scientific and technology information     41,207      38,924      32,671
                                            --------    --------    --------
                                            $ 58,778    $ 46,651    $ 34,869
                                            ========    ========    ========

EBITDA:
    Intellectual property                   $  7,383    $  3,052    $   (873)
    Scientific and technology information     11,695      10,920       4,023
    Other                                     (1,733)     (2,536)     (1,706)
                                            --------    --------    --------
                                            $ 17,345    $ 11,436    $  1,444
                                            ========    ========    ========

OPERATING INCOME (LOSS):
    Intellectual property                   $  3,466    $   (520)   $ (3,409)
    Scientific and technology information      7,205       6,766         452
    Other                                     (1,739)     (2,536)     (1,706)
                                            --------    --------    --------
                                            $  8,932    $  3,710    $ (4,663)
                                            ========    ========    ========

DEPRECIATION AND AMORTIZATION: (1)
    Intellectual property                   $  3,917    $  3,572    $  2,536
    Scientific and technology information      4,508       4,154       3,686
    Other                                          6        --          --
                                            --------    --------    --------
                                            $  8,431    $  7,726    $  6,222
                                            ========    ========    ========

CAPITAL EXPENDITURES:
    Intellectual property                   $    821    $    661    $    482
    Scientific and technology information        546         666         681
    Other                                         30        --          --
                                            --------    --------    --------
                                            $  1,397    $  1,327    $  1,163
                                            ========    ========    ========

(1) Depreciation and amortization includes $2,469,000, $2,413,000, and $2,313,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three years in the period ended December 31, 1999, respectively.

A reconciliation of combined EBITDA for the Intellectual property and Scientific and technology information segments to consolidated income before income taxes is as follows:

                                                   YEARS ENDED DECEMBER 31
                                                   -----------------------
                                                 1999         1998         1997
Total EBITDA for reportable segments         $ 19,078     $ 13,972     $  3,150
Corporate expenses                             (1,733)      (2,536)      (1,706)
Interest income (expense)                       1,330        1,117         (130)
Depreciation and amortization                  (8,431)      (7,726)      (6,222)
                                             --------     --------     --------

Income (loss) before income taxes            $ 10,244     $  4,827     $ (4,908)
                                             ========     ========     ========

The following table presents revenues by geographic location (in thousands):

                                                  YEARS ENDED DECEMBER 31
                                                  -----------------------
                                            1999            1998            1997
United States                            $40,845         $34,974         $24,570
Europe                                     9,506           7,970           9,086
Others                                     8,427           3,707           1,213
                                         -------         -------         -------
                                         $58,778         $46,651         $34,869
                                         =======         =======         =======

Revenues from one customer from the Scientific information segment represented approximately 18.7% of the Company's consolidated revenue in fiscal year 1997. There were no customers who exceeded 10% of total revenues in fiscal 1999 and 1998, respectively.

17. FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risks consists principally of trade accounts receivable and cash investments.

The Company believes the concentration of credit risk in its trade accounts receivables is substantially mitigated by the Company's ongoing credit evaluation process and due to the large number of customers comprising the Company's customer base. The Company does not generally require collateral from customers. A subsidiary of IV had previously entered into an exclusive distribution agreement with a third party for sale of some of its products in regions outside of North America. Accounts receivable related to this distribution agreement approximated $2,324,000 at December 31,1999. Subsequent to December 31, 1999, under the provisions of the agreement, the subsidiary opted not to renew its agreement with this third party for fiscal 2000. The Company will distribute its products with an internal sales force and non-exclusive distributors. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

The Company invests its excess cash in high quality short-term liquid money market instruments and government agency bills. The Company has a policy of making investments only with institutions that have at least an "A" credit rating from a national rating agency. The investments generally mature within six months. The Company has not incurred losses related to these investments.

The Company maintains its cash in demand deposit accounts which at times may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31,1999, the Company had approximately $1,591,000 of cash in excess of FDIC insurance limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Company's borrowings under its capitalized lease obligations approximates fair value based on quoted market prices for the same or similar instruments.

The fair value of the Company's forward contracts are estimated based on quoted market prices of comparable contracts.

OFF BALANCE SHEET RISK - The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At December 31, 1999, the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than three months, aggregating approximately $5,986,000. Realized gains and losses relating to the forward contracts were immaterial for the year ended December 31,1999.

18. SUBSEQUENT EVENTS

SECONDARY OFFERING - On March 20, 2000, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3, to which the Company completed a public offering of 4,500,000 shares of its common stock at a price of $36.50 per share. The Company has granted the underwriters an option to purchase up to an additional 675,000 shares to cover over-allotments. The net proceeds to the Company, exclusive of the over-allotment option after deducting underwriting discounts, commissions and offering expenses approximates $155,000,000. The net proceeds from this offering will be used to develop and market the CorporateIntelligence.com website, to finance future acquisitions and for general corporate purposes.

INTERNATIONAL DISTRIBUTION - A subsidiary of IV had previously entered into an exclusive distribution agreement with a third party for sale of some of its products in regions outside of North America. Subsequent to December 31, 1999, under the provisions of the agreements the subsidiary opted not to renew its agreement with this third party for fiscal 2000. The Company will distribute its products with an internal sales force and non-exclusive distributors. The Company had to provide the third party with a 45-day notification of termination during which time the Company could not sell its product abroad. Accordingly, international sales in the first quarter of fiscal 2000 are expected to be lower than sales in the corresponding quarter in fiscal 1999.