Form 10-Q
period 2000-03-31
INFORMATION HOLDINGS INC
filed 2000-05-15
CIK 1063744

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     MARCH 31, 2000

Commission File Number:    1-14371

                            INFORMATION HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                      06-1518007
(State of incorporation)                (IRS Employer Identification Number)

       2777 SUMMER STREET, SUITE 209
        STAMFORD, CONNECTICUT                         06905
 (Address of principal executive offices)           (Zip Code)

                                 (203) 961-9106
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of March 31, 2000, there were 21,540,661 shares of the Company's common stock, par value $0.01 per share outstanding.


================================================================================

                           INFORMATION HOLDINGS INC.
                           -------------------------

                                      INDEX
                                      -----
                                                                     PAGE NUMBER

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements:

          Consolidated Balance Sheets                                         1
            As of March 31, 2000 (Unaudited) and December 31, 1999

          Consolidated Statements of Operations (Unaudited) for the           2
            Three Months Ended March 31, 2000 and 1999

          Consolidated Statements of Cash Flows (Unaudited) for the           3
            Three Months Ended March 31, 2000 and 1999

          Notes to Consolidated Financial Statements (Unaudited)              4

Item 2.   Management's Discussion and Analysis of Financial Condition         8
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         11

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                          12

Item 6.   Exhibits and Reports on Form 8-K                                   12

          Signature                                                          13

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                             2000                 1999
                                                                                      (Unaudited)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $   168,342          $     7,551
     Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $2,630 AND $2,621, RESPECTIVELY)                                 18,379               16,997
     Inventories                                                                            5,316                5,078
     Prepaid expenses and other current assets                                              2,597                2,173
     Deferred income taxes                                                                  2,137                2,137
                                                                                      -----------          -----------
         Total current assets                                                             196,771               33,936
Property and equipment, net                                                                 4,326                4,377
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $189 AND
     $3,249, RESPECTIVELY)                                                                  3,203                3,478
Publishing rights and other identified intangible assets, net                              76,820               78,260
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $533 AND
      $320, RESPECTIVELY)                                                                  15,416               15,629
Other assets                                                                                3,449                2,978
                                                                                      -----------          -----------

TOTAL                                                                                 $   299,985          $   138,658
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                                 $       282          $       279
     Accounts payable                                                                      17,503               13,339
     Accrued expenses                                                                       3,260                3,360
     Accrued income taxes                                                                   1,456                2,119
     Royalties payable                                                                        622                1,304
     Deferred subscription revenue                                                         10,515                9,280
                                                                                      -----------          -----------
         Total current liabilities                                                         33,638               29,681

Capital leases                                                                              2,341                2,415
Deferred income taxes                                                                      14,765               14,976
Other long-term liabilities                                                                   699                  651
                                                                                      -----------         ------------
         Total liabilities                                                                 51,443               47,723
                                                                                      -----------          -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                                         $         -          $         -
     Common stock, $.01 par value; 50,000,000 shares
      authorized; 21,540,661 issued at March 31, 2000
      and 16,953,550 at December 31, 1999                                                     215                  170
     Additional paid-in capital                                                           240,881               84,874
     Retained earnings                                                                      7,446                5,891
                                                                                      -----------          -----------
         Total stockholders' equity                                                       248,542               90,935
                                                                                      -----------          -----------

TOTAL                                                                                 $   299,985          $   138,658
                                                                                      ===========          ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                            MARCH 31,

                                                       2000            1999
                                                   ------------     -----------

Revenues                                          $     16,090     $   12,055
Cost of sales                                            4,570          3,201
                                                  ------------     ----------
Gross profit                                            11,520          8,854
                                                  ------------     ----------
Operating expenses:

   Selling, general and administrative                   6,896          6,582
   Depreciation and amortization                         2,190          1,002

                                                  ------------     -----------
      Total operating expenses                           9,086          7,584
                                                  ------------     ----------
Income from operations                                   2,434          1,270
                                                  ------------     ----------
Other income (expense):

   Interest income                                         443            611
   Interest expense                                       (145)           (69)
                                                  -------------    ----------
Income before income taxes                               2,732          1,812
Provision for income taxes                               1,177            700
                                                  ------------     ----------
Net income                                        $      1,555     $    1,112
                                                  ============     ==========
Basic and diluted per common share amounts:

    Net income                                    $       0.09     $     0.07
                                                  ============     ==========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      2000                1999
                                                                                  -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $       1,555      $        1,112
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                                                         441                 365
       Amortization of goodwill and other intangibles                                     1,749                 653
       Amortization of pre-publication costs                                                496                 660
       Deferred income taxes                                                               (211)                  -
       Other                                                                                 36                   -
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                      (1,382)              3,015
           Inventories                                                                     (238)               (523)
           Prepaid expenses and other current assets                                       (424)               (884)
           Accounts payable and accrued expenses                                          3,401              (1,385)
           Royalties payable                                                               (682)               (462)
           Deferred subscription revenue                                                  1,235                 (43)
           Other, net                                                                      (456)               (180)
                                                                                  -------------      --------------
       Net Cash Provided by Operating Activities                                          5,520               2,328
                                                                                  -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                              -                  11
    Purchases of property and equipment                                                    (382)               (498)
    Pre-publication costs                                                                  (234)               (270)
    Acquisitions of businesses and titles                                                   (94)             (3,542)
                                                                                  -------------      --------------
       Net Cash Used in Investing Activities                                               (710)             (4,299)
                                                                                  -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock in public offering                                         155,000                   -
    Common stock issued from stock options exercised                                      1,052                   -
    Principal payments on capital leases                                                    (71)                (67)
                                                                                  -------------      --------------
       Net Cash Provided by (Used in) Financing Activities                              155,981                 (67)
                                                                                  -------------      --------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                                160,791              (2,038)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                                7,551              57,270
                                                                                  -------------      --------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                              $     168,342      $       55,232
                                                                                  =============      ==============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.       BASIS OF PRESENTATION

         The consolidated balance sheet of Information Holdings Inc. (IHI , or the Company) at December 31, 1999 has been derived from IHI's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by IHI and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto contained in IHI's Annual Report on Form 10-K.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of March 31, 2000, and the consolidated results of their operations and their cash flows for the periods presented herein. Results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at March 31, 2000 and December 31, 1999 consist solely of finished goods. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

C.       PRE-PUBLICATION COSTS

         Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 2000 and 1999, the Company removed from its Balance Sheets fully amortized Pre-publication costs with a cost of approximately $3,554,000 and $1,645,000, respectively.

                            INFORMATION HOLDINGS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D.       SECONDARY OFFERING

         On March 14, 2000, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3, pursuant to which the Company completed a public offering on March 20, 2000 of 4,500,000 shares of its common stock at a price of $36.50 per share. The net proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses was approximately $155,000,000. The net proceeds from this offering will be used to develop and market the CorporateIntelligence.com website, to finance future acquisitions and for general corporate purposes.

E.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               -----------------------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                   2000            1999

         Basic:
         Net income                                       $     1,555      $    1,112
         Average shares outstanding                            17,567          16,943
                                                          -----------      ----------
         Basic EPS                                        $      0.09      $     0.07
                                                          ===========      ==========
         Diluted:
         Net income                                       $     1,555      $    1,112
                                                          ===========      ==========
         Average shares outstanding                            17,567          16,943
         Net effect of dilutive stock options -
           based on the treasury stock method                     301             156
                                                          -----------     -----------
         Total                                                 17,868          17,099
                                                          ===========      ==========
         Diluted EPS                                      $      0.09      $     0.07
                                                          ===========      ==========

         During the first quarter of 2000, employees exercised stock options to acquire 87,111 shares at an exercise price of between $12.00 and $16.25 per share.

                            INFORMATION HOLDINGS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F.       ACQUISITIONS

         The pro forma unaudited results of operations for the three months ended March 31, 1999, assuming consummation of the 1999 acquisitions of MDC and Faxpat as of January 1, 1999 are as follows:

                                                        THREE MONTHS ENDED
                                                           MARCH 31,

         (IN THOUSANDS, EXCEPT PER SHARE DATA)                  1999

         Revenues                                      $      15,022
         Net income                                              719
         Basic earnings per common share               $        0.04
                                                       =============
         Diluted earnings per common share             $        0.04
                                                       =============

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

G.       SEGMENT INFORMATION

         The Company has identified the following two reportable segments: intellectual property (IP) and scientific and technology information
         (STI). The intellectual property segment, through its CorporateIntelligence.com unit, which includes MicroPatent and MDC, provides a broad array of databases, information products and complementary services for intellectual property professionals. The scientific and technology information segment is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business.

                                                       THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                         MARCH 31, 2000                     MARCH 31, 1999
                                                   --------------------------         --------------------------
                                                             SEGMENT                            SEGMENT
                                                       IP             STI                 IP              STI

         (IN THOUSANDS)

         Revenues from external customers          $     7,245    $     8,845         $     2,685    $     9,370
         EBITDA                                          3,244          2,241               1,030          2,223
         Operating income                                1,562          1,238                 523          1,069
         Segment assets                                 96,341         40,108               8,268         41,459


                            INFORMATION HOLDINGS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

         A reconciliation of combined EBITDA for the intellectual property and scientific and technology information segments to consolidated income before income taxes is as follows:

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ---------------------------------

         (IN THOUSANDS)                                       2000                1999
         Total EBITDA for reportable segments        $       5,485      $        3,253
         Corporate expenses                                   (365)               (321)
         Interest income                                       298                 542
         Depreciation and amortization (1)                  (2,686)             (1,662)
                                                     =============      ==============
         Income before income taxes                  $       2,732      $        1,812
                                                     =============      ==============

         (1) Depreciation and amortization includes $496,000 and $660,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three month periods ended March 31, 2000 and 1999, respectively.

H.       SUBSEQUENT EVENTS

         On April 25, 2000, the stockholders of the Company approved a 500,000 share increase in the number of shares reserved for issuance under the Company's 1998 Stock Option Plan to a total of 1,366,886 shares reserved for issuance.

         On May 3, 2000, the Company announced the formation of an alliance with Intellectual Property Technology Exchange, Inc. (TechEx) to jointly develop and market products to address the online needs of the $100 billion technology licensing industry. As part of the alliance, the Company acquired a 22% equity interest in TechEx for cash consideration of approximately $2,000,000. TechEx is a global leader in intellectual property exchange for the biomedical industry.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2000 Compared to
THREE MONTHS ENDED MARCH 31, 1999
---------------------------------------------

         REVENUES. In the first quarter of 2000, the Company had revenues of $16.1 million compared with revenues of $12.1 million in the first quarter of 1999, an increase of $4.0 million or 33.5%. The increase in revenues is primarily due to an increase in Internet-based sales of patent information of approximately $1.3 million at MicroPatent and an increase of $0.7 million in sales of patent file histories at Optipat and Faxpat, businesses acquired in fiscal 1999. Revenues at Master Data Center, which was acquired in August, 1999 amounted to $2.4 million for the three months ended March 31, 2000. These increases were partially offset by a decline of $0.3 million in international book sales at CRC Press. The Company terminated an international distribution agreement in January 2000, and was contractually restricted from selling many of its scientific information products internationally for a 45-day period. International revenues are expected to increase from first quarter levels beginning in the second quarter.

         COST OF SALES. Cost of sales increased $1.4 million or 42.8% to $4.6 million in the first quarter of 2000 compared to $3.2 million in the corresponding quarter in 1999. Cost of sales expressed as a percentage of revenues in the first quarter of 2000 increased to 28.4% from 26.6% for the corresponding quarter of 1999. The increase in the cost of sales percentage over the comparable period in 1999 is primarily attributable to the acquisition of MDC, which has lower gross margins than the other existing units. CRC Press gross margins were consistent with the prior year, while gross margins increased at MicroPatent, due to product mix and the successful integration of acquired businesses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A). S,G&A expenses increased $0.3 million or 4.8% in the first three months of 2000, to $6.9 million from $6.6 million in the first three months of 1999. Increased S,G&A expenses relate primarily to operating expenses of businesses acquired in 1999 and development expenses of CorporateIntelligence.com, partly offset by a decline in selling costs at CRC Press. S,G&A expenses as a percentage of revenues decreased to 42.9% in the first quarter of 2000, compared with 54.6% in the corresponding 1999 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the first quarter of 2000 increased $1.2 million, or 118.6%, to $2.2 million from $1.0 million in the corresponding quarter in 1999, primarily as a result of the amortization of intangible assets of businesses acquired in fiscal 1999.

         INTEREST INCOME (EXPENSE). Interest income (expense) decreased to $0.3 million from $0.5 million due primarily to the use of the proceeds from the initial public offering for acquisitions during the last half of 1999.

         INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended March 31, 2000 is 43.1%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 38.6% in the prior year period.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

         In the first quarter of fiscal 2000, the Company sold 4,500,000 shares of its common stock in a public offering for approximately $155.0 million of net proceeds. The proceeds from this offering will be used for the development and marketing of the CorporateIntelligence.com website, to finance future acquisitions, and for general corporate purposes. The Company does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions. Pending such uses, the proceeds will be invested in short-term, investment grade securities.

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

         Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of March 31, 2000, the Company had no outstanding borrowings under the Credit Facility.

         Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of March 31, 2000, the Company was in compliance with all covenants.

         Cash and cash equivalents totaled $168.3 million at March 31, 2000 compared to $7.6 million at December 31, 1999. Excluding cash and cash equivalents, the Company had working capital deficit of $(5.2) million at March 31, 2000 compared to working capital deficit of $(3.3) million at December 31, 1999. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at March 31, 2000 are obligations related to patent annuity payments and deferred subscription revenue of approximately $26.1 million.

         Cash generated from operating activities was $5.5 million for the three months ended March 31, 2000, derived from net income of $1.6 million plus non-cash charges of $2.5 million plus an increase in operating liabilities, net of assets of $1.4 million. This increase in net operating liabilities is primarily the result of an increase in patent annuity payments and advance subscription payments, offset by an increase in customer receivables and the payment of expenses related to book publishing operations.

         Cash used in investing activities was $0.7 million for the three months ended March 31, 2000 due to capital expenditures, including pre-publication costs of $0.6 million and acquisition costs of $0.1 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Cash generated from financing activities was $156.0 million for the three months ended March 31, 2000, and primarily related to net cash proceeds received from the issuance of common stock as a result of the Company's secondary stock offering of 4,500,000 shares at a price of $36.50 per share. See Note D - SECONDARY OFFERING. The Company has no outstanding debt obligations as of March 31, 2000 related to the new Credit Facility.

         The Company believes that funds generated from operations, together with cash on hand and borrowings available under its Credit Facility will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. For the year 2000, the Company expects to incur expenditures of up to $20.0 million in connection with the rollout of CorporateIntelligence.com. Actual expenditures may vary depending on the timing of the commercial rollout, the development and integration of the databases, the hiring of additional technical staff and market acceptance of this web site, as well as other factors. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

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

FORWARD-LOOKING STATEMENTS

         The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, and intentions that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company's disclosures under the heading IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS contained in the Company's 1999 Annual Report on Form 10-K.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

         The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of March 31, 2000, the Company had no outstanding borrowings under the Credit Facility.

         The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. At March 31, 2000, the Company had entered into forward contracts, all having maturities of less than three months, to acquire various international currencies, aggregating $9,435,000. Realized gains and losses relating to the forward contracts were immaterial for the three months ended March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

The following report relates to the Company's secondary public offering:

Commission file number of registration statement:                   333-30202
Effective Date:                                                     March 14, 2000
Offering Date:                                                      March 14, 2000
Offering terminated?                                                Yes, prior to the sale of all
                                                                    securities registered (over-
                                                                    allotment was not exercised)

Managing underwriters:                                              Merrill Lynch & Co.,
                                                                    Morgan Stanley Dean Witter,
                                                                    and Thomas Weisel Partners.

Class of securities:                                                Common stock, par value $.01
Amount registered:                                                  5,175,000 shares (for account
                                                                    of the Company only)

Aggregate price of amount registered (high end of pricing range):   $    144,790,750
Amount sold:                                                        4,500,000 shares
Aggregate price of amount sold:                                     $    164,250,000
Expenses incurred through March 31, 2000:

         Underwriting discounts                                     $      8,595,000
         Other expenses (estimated)                                 $        655,000
         Total expenses (estimated)                                 $      9,250,000

Amount of expenses paid to directors, officers,
  associates thereof, 10% holders or affiliates:                    None
Net offering proceeds:                                              $    155,000,000
Application of proceeds through March 31, 2000:
         Temporary investments (US Treasury Bills)                  $    155,000,000
Amount of proceeds paid to directors, officers
  associates thereof, 10% holders or affiliates:                    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)  Exhibits:
              27.1   Financial Data Schedule

         (b)  Reports on Form 8-K:
              Current Report on Form 8-K, dated February 19, 2000. Current Report on Form 8-K, dated February 29, 2000. Current Report on Form 8-K, dated March 15, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INFORMATION HOLDINGS INC.

Date:           MAY 15, 2000             By:   /s/  VINCENT A. CHIPPARI
         --------------------------          ----------------------------
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