Form 10-Q
period 2000-06-30
INFORMATION HOLDINGS INC
filed 2000-08-11
CIK 1063744

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

For the quarterly period ended:     June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of June 30, 2000, there were 21,569,072 shares of the Company's common stock, par value $0.01 per share outstanding.


================================================================================

                            INFORMATION HOLDINGS INC.

                                      INDEX


                                                                                   PAGE NUMBER

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets                                                 1
                As of June 30, 2000 (Unaudited) and December 31, 1999

              Consolidated Statements of Operations (Unaudited) for the                   2
                Three Months Ended June 30, 2000 and 1999 and
                Six Months Ended June 30, 2000 and 1999

              Consolidated Statements of Cash Flows (Unaudited) for the                   3
                Six Months Ended June 30, 2000 and 1999

              Notes to Consolidated Financial Statements (Unaudited)                      4

Item 2.       Management's Discussion and Analysis of Financial Condition                 8
                and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                 12

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                  13

Item 4.       Submission of Matters to a Vote of Security Holders                        13

Item 6.       Exhibits and Reports on Form 8-K                                           14

              Signature                                                                  15


                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                        JUNE 30, DECEMBER 31,
                                                                            2000        1999
                                                                     (Unaudited)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $166,499    $  7,551
     Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $2,745 AND $2,621, RESPECTIVELY)                17,669      16,997
     Inventories                                                           5,748       5,078
     Prepaid expenses and other current assets                             2,817       2,173
     Deferred income taxes                                                 2,137       2,137
                                                                        --------    --------
         Total current assets                                            194,870      33,936
Property and equipment, net                                                4,705       4,377
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $4,043 AND
     $3,249, RESPECTIVELY)                                                 3,340       3,478
Publishing rights and other identified intangible assets, net             76,429      78,260
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $746 AND
      $320, RESPECTIVELY)                                                 15,794      15,629
Other assets                                                               5,963       2,978
                                                                        --------    --------

TOTAL                                                                   $301,101    $138,658
                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                   $    289    $    279
     Accounts payable                                                     16,506      13,339
     Accrued expenses                                                      3,250       3,360
     Accrued income taxes                                                  1,155       2,119
     Royalties payable                                                     1,380       1,304
     Deferred subscription revenue                                         9,274       9,280
                                                                        --------    --------
         Total current liabilities                                        31,854      29,681

Capital leases                                                             2,265       2,415
Deferred income taxes                                                     15,145      14,976
Other long-term liabilities                                                  780         651
                                                                        --------    --------
         Total liabilities                                                50,044      47,723
                                                                        --------    --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                           $     --    $     --
     Common stock, $.01 par value; 50,000,000 shares
      authorized; 21,569,072 issued at June 30, 2000
      and 16,953,550 at December 31, 1999                                    216         170
     Additional paid-in capital                                          241,224      84,874
     Retained earnings                                                     9,617       5,891
                                                                        --------    --------
         Total stockholders' equity                                      251,057      90,935
                                                                        --------    --------

TOTAL                                                                   $301,101    $138,658
                                                                        ========    ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                           -----------------------     ----------------------
                                               2000          1999          2000          1999
Revenues                                   $ 16,180      $ 12,977      $ 32,270      $ 25,032
Cost of sales                                 4,581         3,542         9,151         6,743
                                           --------      --------      --------      --------
Gross profit                                 11,599         9,435        23,119        18,289
                                           --------      --------      --------      --------
Operating expenses:

   Selling, general and administrative        7,887         7,100        14,783        13,682
   Depreciation and amortization              2,247         1,056         4,437         2,058
                                           --------      --------      --------      --------
      Total operating expenses               10,134         8,156        19,220        15,740
                                           --------      --------      --------      --------
Income from operations                        1,465         1,279         3,889         2,549
                                           --------      --------      --------      --------
Other income (expense):

   Interest income                            2,414           640         2,857         1,251
   Interest expense                            (142)          (75)         (287)         (144)
   Other income (expense)                         3           (18)            3           (18)
                                           --------      --------      --------      --------
Income before income taxes                    3,740         1,826         6,472         3,638
Provision for income taxes                    1,569           719         2,746         1,419
                                           --------      --------      --------      --------
Net income                                 $  2,171      $  1,107      $  3,726      $  2,219
                                           ========      ========      ========      ========
Net income per common share amounts:

   Basic earnings                          $   0.10      $   0.07      $   0.19      $   0.13
                                           ========      ========      ========      ========
   Diluted earnings                        $   0.10      $   0.06      $   0.19      $   0.13
                                           ========      ========      ========      ========



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    2000           1999
                                                               ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $   3,726      $   2,219
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                                  939            755
       Amortization of goodwill and other intangibles              3,498          1,303
       Amortization of pre-publication costs                       1,110          1,247
       (Gain) loss on disposal of property and equipment              (3)            18
       Deferred income taxes                                        (422)            --
       Other                                                          71             --
       Changes in operating assets and liabilities:
           Accounts receivable, net                                 (660)         2,592
           Inventories                                              (670)          (361)
           Prepaid expenses and other current assets                (644)          (920)
           Accounts payable and accrued expenses                   1,853         (2,952)
           Royalties payable                                          76             28
           Deferred subscription revenue                             (57)        (1,096)
           Other, net                                               (948)          (176)
                                                               ---------      ---------
       Net Cash Provided by Operating Activities                   7,869          2,657
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                      14             11
    Purchases of property and equipment                           (1,244)          (719)
     Pre-publication costs                                          (985)          (816)
    Acquisitions of businesses and titles                         (2,962)        (3,539)
                                                               ---------      ---------
       Net Cash Used in Investing Activities                      (5,177)        (5,063)
                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock in public offering                  155,000             --
    Common stock issued from stock options exercised               1,396             --
    Principal payments on capital leases                            (140)          (134)
                                                               ---------      ---------
       Net Cash Provided by (Used in) Financing Activities       156,256           (134)
                                                               ---------      ---------

NET INCREASE(DECREASE) IN CASH
    AND CASH EQUIVALENTS                                         158,948         (2,540)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                         7,551         57,270
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                           $ 166,499      $  54,730
                                                               =========      =========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.       BASIS OF PRESENTATION

         The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 1999 has been derived from IHI's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by IHI and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto contained in IHI's Annual Report on Form 10-K.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of June 30, 2000, and the consolidated results of their operations and their cash flows for the periods presented herein. Results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at June 30, 2000 and December 31, 1999 consist solely of finished goods. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

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

D.       INVESTMENT IN TECHEX

         On May 2, 2000, the Company formed an alliance with Intellectual Property Technology Exchange, Inc. (TechEx) to jointly develop and market products to address the online needs of the technology licensing industry. As part of the alliance, the Company acquired a preferred interest which is convertible into a 21.5% equity interest in TechEx for cash consideration of approximately $2,000,000. TechEx is a leader in intellectual property exchange for the biomedical industry.

                            INFORMATION HOLDINGS INC.

E.       SECONDARY OFFERING

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

F.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                          ----------------------------       ----------------------------
                                                                 2000             1999              2000             1999
                                                          -----------      -----------       -----------      -----------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

         Basic:
         Net income                                       $     2,171      $     1,107       $     3,726      $     2,219
         Average shares outstanding                            21,542           16,943            19,555           16,943
                                                          -----------      -----------       -----------      -----------
         Basic EPS                                        $      0.10      $      0.07       $      0.19      $      0.13
                                                          ===========      ===========       ===========      ===========
         Diluted:
         Net income                                       $     2,171      $     1,107       $     3,726      $     2,219
                                                          ===========      ===========       ===========      ===========
         Average shares outstanding                            21,542           16,943            19,555           16,943
         Net effect of dilutive stock options -
           based on the treasury stock method                     251              202               270              180
                                                          -----------      -----------       -----------      -----------
         Total                                                 21,793           17,145            19,825           17,123
                                                          ===========      ===========       ===========      ===========
         Diluted EPS                                      $      0.10      $      0.06       $      0.19      $      0.13
                                                          ===========      ===========       ===========      ===========


         During the first half of 2000, employees exercised stock options to acquire 115,522 shares at an exercise price of between $12.00 and $19.125 per share.

G.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This standard amends SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities", and addresses a limited number of issues causing implementation difficulties. The adoption of SFAS No. 138 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                            INFORMATION HOLDINGS INC.

H.       ACQUISITIONS

         The pro forma unaudited results of operations for the three and six months ended June 30, 1999, assuming consummation of the 1999 acquisitions of MDC and Faxpat as of January 1, 1999 are as follows:


                                                                                 THREE MONTHS                SIX MONTHS
                                                                                         ENDED                     ENDED
                                                                                 -------------               -----------
                                                                                       JUNE 30,                  JUNE 30,
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                                             1999                      1999

         Revenues                                                                $       16,154             $      31,176
         Net income                                                                         799                     1,518
         Basic earnings per common share                                         $         0.05             $        0.09
                                                                                 ==============             =============
         Diluted earnings per common share                                       $         0.05             $        0.09
                                                                                 ==============             =============


         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

I.       SEGMENT INFORMATION

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


                                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                 JUNE 30, 2000                      JUNE 30, 1999
                                                          --------------------------         --------------------------
                                                                    SEGMENT                            SEGMENT
                                                              IP             STI                 IP              STI
                                                           --------        ---------         ---------       ----------
         (IN THOUSANDS)

         Revenues from external customers                 $     7,308    $     8,872         $     2,824    $    10,153
         EBITDA                                                 2,341          2,472               1,115          2,240
         Operating income                                         599          1,353                 595          1,136
         Segment assets                                        97,384         40,205               8,125         41,883



                            INFORMATION HOLDINGS INC.

I.       SEGMENT INFORMATION (CONTINUED)


                                                               SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30, 2000                      JUNE 30, 1999
                                                          --------------------------         --------------------------
                                                                    SEGMENT                            SEGMENT
                                                              IP             STI                 IP              STI
                                                           --------        ---------         ---------       ----------
         (IN THOUSANDS)
         Revenues from external customers                 $    14,553    $    17,717         $     5,509    $    19,523
         EBITDA                                                 5,585          4,713               2,145          4,463
         Operating income                                       2,161          2,591               1,118          2,205
         Segment assets                                        97,384         40,205               8,125         41,883



         A reconciliation of combined EBITDA for the intellectual property and scientific and technology information segments to consolidated income before income taxes is as follows:


                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                              --------------------------       --------------------------
         (IN THOUSANDS)                                              2000           1999             2000            1999

         Total EBITDA for reportable segments                 $     4,813    $     3,355       $   10,298     $     6,608
         Corporate expenses                                          (484)          (451)            (849)           (772)
         Interest income                                            2,272            565            2,570           1,107
         Depreciation and amortization (1) (2)                     (2,861)        (1,643)          (5,547)         (3,305)
                                                              -----------    -----------       ----------     -----------
         Income before income taxes                           $     3,740    $     1,826       $    6,472     $     3,638
                                                              ===========    ===========       ==========     ===========


         (1) Depreciation and amortization includes $614,000 and $587,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three month periods ended June 30, 2000 and 1999, respectively.

         (2) Depreciation and amortization includes $1,110,000 and $1,247,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the six month periods ended June 30, 2000 and 1999, respectively.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2000 Compared to
Three Months Ended June 30, 1999
--------------------------------------------

REVENUES. In the second quarter of 2000, the Company had revenues of $16.2 million compared to revenues of $13.0 million in the second quarter of 1999, an increase of $3.2 million or 24.7%. The increase in revenues is primarily due to an increase in Internet-based sales of patent information of approximately $1.1 million at MicroPatent and an increase of $0.9 million in sales of patent file histories at Optipat and Faxpat, businesses acquired in fiscal 1999. Revenues at Master Data Center, which was acquired in August 1999, amounted to $2.5 million for the three months ended June 30, 2000. These increases were partially offset by a decline of $0.9 million in overall book sales at CRC Press, primarily the result of lower international book sales and the timing of new title releases. The international sales decline relates to the termination of a distribution agreement in the first quarter of fiscal 2000. International revenues while lower than the prior year have increased 54.4% over first quarter levels and are expected to continue to grow as the Company's use of its international sales force and non-exclusive distributors expand.

COST OF SALES. Cost of sales increased $1.0 million or 29.3% to $4.5 million in the second quarter of 2000 compared to $3.5 million in the corresponding quarter in 1999. Cost of sales expressed as a percentage of revenues in the second quarter of 2000 increased to 28.3% from 27.3% for the corresponding quarter of 1999. The slight increase in the costs of sales over the comparable period in 1999 is primarily attributable to the acquisition of MDC, which has a higher cost structure than the other existing units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $0.8 million or 11.1% in the second quarter of 2000, to $7.9 million from $7.1 million in the second quarter of 1999. Increased S,G&A expenses relate primarily to operating expenses of businesses acquired in 1999 and development expenses of CorporateIntelligence.com, partly offset by a decline in personnel costs and improved efficiency levels in marketing and production at CRC Press. S,G&A expenses as a percentage of revenues decreased to 48.7% in the second quarter of 2000, compared to 54.7% in the corresponding 1999 quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the second quarter of 2000 increased $1.2 million, or 112.8%, to $2.3 million from $1.1 million in the corresponding quarter in 1999, primarily as a result of the amortization of intangible assets of businesses acquired in the last half of fiscal 1999.

INTEREST INCOME (EXPENSE). Interest income (expense) increased to $2.3 million from $0.6 million due primarily to interest earned on the proceeds from the secondary public stock offering completed in March 2000.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended June 30, 2000 is 42.0%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 39.4% in the prior year.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2000 Compared to
Six Months Ended June 30, 1999
------------------------------------------

REVENUES. In the first six months of 2000, the Company had revenues of $32.3 million compared to revenues of $25.0 million in the first half of 1999, an increase of $7.3 million or 28.9%. The increase in revenues is primarily due to an increase in Internet-based sales of patent information of approximately $2.3 million at MicroPatent and an increase of $1.6 million in sales of patent file histories at Optipat and Faxpat, businesses acquired in fiscal 1999. Revenues at Master Data Center, which was acquired in August 1999, amounted to $4.9 million for the six months ended June 30, 2000. These increases were partially offset by a decline of $0.9 million in international book sales and $0.4 million of electronic product revenue at CRC Press. The Company had previously terminated an international distribution agreement in January 2000, and was contractually restricted from selling many of its scientific information products internationally for a 45-day period. Second quarter international sales increased from first quarter levels and further improvements are expected in the second half of 2000.

COST OF SALES. Cost of sales increased $2.4 million or 35.7% to $9.1 million in the first half of 2000 compared to $6.7 million in the corresponding period in 1999. Cost of sales expressed as a percentage of revenues in the first six months of 2000 increased to 28.4% from 26.9% for the corresponding period of 1999. The increase in the cost of sales percentage over the comparable period in 1999 is primarily attributable to the acquisition of MDC, which has lower gross margins than the other existing units. Gross margins at CRC Press and MicroPatent improved, due to product mix and the successful integration of acquired businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $1.1 million or 8.0% in the first six months of 2000, to $14.8 million from $13.7 million for the first half of 1999. Increased S,G&A expenses relate primarily to operating expenses of businesses acquired in 1999 and development expenses of CorporateIntelligence.com, partly offset by a decline in selling costs and improved efficiency levels in marketing and production at CRC Press. S,G&A expenses as a percentage of revenues decreased to 45.8% in the first half of 2000, compared with 54.7% in the corresponding 1999 period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first half of 2000 increased $2.4 million, or 115.6%, to $4.4 million from $2.0 million in the corresponding period in 1999, primarily as a result of the amortization of intangible assets of businesses acquired in the last half of fiscal 1999.

INTEREST INCOME (EXPENSE). Interest income (expense) increased to $2.6 million from $1.1 million due primarily to interest earned on the proceeds from the secondary public stock offering completed in March 2000.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the six months ended June 30, 2000 is 42.4%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 39.0% in the prior year.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering for approximately $155.0 million of net proceeds. The proceeds from this offering will be used for the development and marketing of the CorporateIntelligence.com website, to finance future acquisitions, and for general corporate purposes. The Company does not have any agreements or arrangements with respect to any prospective material acquisitions. Pending such uses, the proceeds will be invested in short-term, investment grade securities.

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of June 30, 2000, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of June 30, 2000, the Company was in compliance with all covenants.

Cash and cash equivalents totaled $166.5 million at June 30, 2000 compared to $7.6 million at December 31, 1999. Excluding cash and cash equivalents, the Company had working capital deficit of $(3.5) million at June 30, 2000 compared to working capital deficit of $(3.3) million at December 31, 1999. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at June 30, 2000 are obligations related to patent annuity payments and deferred subscription revenue of approximately $23.9 million.

Cash generated by operating activities was $7.9 million for the six months ended June 30, 2000, derived from net income of $3.7 million plus non-cash charges of $5.2 million less an increase in operating assets, net of liabilities of $1.0 million. This increase in net operating assets is primarily the result of an increase in patent annuity payments offset by the payment of income tax liabilities and the payment of expenses related to book publishing operations and the development of the trademark databases.

Cash used in investing activities was $5.2 million for the six months ended June 30, 2000 due to capital expenditures, including pre-publication costs, of $2.2 million and acquisition costs of $3.0 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash generated from financing activities was $156.3 million for the six months ended June 30, 2000, and primarily related to net cash proceeds received from the issuance of common stock as a result of the Company's secondary stock offering of 4,500,000 shares at a price of $36.50 per share. See Note E - SECONDARY OFFERING. The Company has no outstanding debt obligations as of June 30, 2000 related to the new Credit Facility.

The Company believes that funds generated from operations, together with cash on hand and borrowings available under its Credit Facility will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. For the year 2000, the Company expects to incur expenditures ranging between $5.0 million and $10.0 million in connection with the rollout of CorporateIntelligence.com. Actual expenditures may vary depending on the timing of the commercial rollout, the development and integration of the databases, the hiring of additional technical staff and market acceptance of this web site, as well as other factors. As of June 30, 2000 the Company has incurred $1.2 million of costs related to CorporateIntelligence.com. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

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

The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of June 30, 2000, the Company had no outstanding borrowings under the Credit Facility.

The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. At June 30, 2000, the Company had entered into forward contracts, all having maturities of less than three months, to acquire various international currencies, aggregating $7,854,000. Realized gains and losses relating to the forward contracts were immaterial for the three and six months ended June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The following report relates to the Company's secondary public stock offering:


     Commission file number of registration statement:                         333-30202
     Effective Date:                                                      March 14, 2000
     Expenses incurred through June 30, 2000:
         Underwriting discounts                                           $    8,595,000
         Other expenses                                                   $      655,000
         Total expenses                                                   $    9,250,000

     Application of proceeds through June 30, 2000:
         Acquisitions of businesses and titles                            $    2,962,250
         Temporary investments (US Treasury Bills)                        $  152,037,750


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   At the Company's Annual Meeting of Stockholders on April 25, 2000 a total of 19,068,770 shares, or 89%, of outstanding shares were represented and entitled to vote.

   (a) The following members were elected to the Board of Directors:


                                       Total Vote For                Total Vote Withheld
                                        Each Director                 From Each Director
                                        -------------                 ------------------
         Michael E. Danzinger           18,968,805                        99,965
         David R. Haas                  18,968,805                        99,965
         Sidney Lapidus                 18,962,995                       105,775
         David E. Libowitz              18,962,970                       105,800
         Mason P. Slaine                18,962,970                       105,800


   (b) The following proposal was approved:

   The amendment to the 1998 Stock Option Plan.


         Affirmative Votes              16,426,285
         Negative Votes                  2,639,955
         Abstain                             2,530


   (c) The following proposal was approved:

   Ratification of Ernst & Young LLP as the independent public accountants for the Company for the 2000 fiscal year.


         Affirmative Votes              19,064,180
         Negative Votes                      2,510
         Abstain                             2,080


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.1 Employment Agreement, dated as of March 15, 2000 between Information Ventures LLC and Mason Slaine

         27.1   Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INFORMATION HOLDINGS INC.


Date:       August 11, 2000             By: /s/ Vincent A. Chippari
        ------------------------           -----------------------------------------
                                         Vincent A. Chippari
                                         Executive Vice President and Chief Financial Officer

                                         Signing on behalf of the registrant and
                                         as principal financial and accounting officer


