Form 10-Q
period 2000-09-30
INFORMATION HOLDINGS INC
filed 2000-11-14
CIK 1063744

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


For the quarterly period ended:     SEPTEMBER 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of September 30, 2000, there were 21,603,716 shares of the Company's common stock, par value $0.01 per share outstanding.

================================================================================

                            INFORMATION HOLDINGS INC.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets                                      1
                As of September 30, 2000 (Unaudited) and December 31, 1999

              Consolidated Statements of Operations (Unaudited) for the        2
                Three Months Ended September 30, 2000 and 1999 and
                Nine Months Ended September 30, 2000 and 1999

              Consolidated Statements of Cash Flows (Unaudited) for the        3
                Nine Months Ended September 30, 2000 and 1999

              Notes to Consolidated Financial Statements (Unaudited)           4

Item 2.       Management's Discussion and Analysis of Financial Condition      8
                and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      12

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                       13

Item 6.       Exhibits and Reports on Form 8-K                                13

              Signature                                                       14

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30, DECEMBER 31,
                                                                            2000         1999
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $ 155,436    $   7,551
     Short-term investment                                                 6,875         --
     Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $3,380 AND $2,621, RESPECTIVELY)                19,859       16,997
     Inventories                                                           5,963        5,078
     Prepaid expenses and other current assets                             3,520        2,173
     Deferred income taxes                                                 2,137        2,137
                                                                       ---------    ---------
         Total current assets                                            193,790       33,936
Property and equipment, net                                                5,305        4,377
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $4,638 AND
     $3,249, RESPECTIVELY)                                                 3,619        3,478
Publishing rights and other identified intangible assets, net             77,278       78,260
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $953 AND
      $320, RESPECTIVELY)                                                 15,587       15,629
Other assets                                                               5,730        2,978
                                                                       ---------    ---------

TOTAL                                                                  $ 301,309    $ 138,658
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                  $     297    $     279
     Accounts payable                                                     16,112       13,339
     Accrued expenses                                                      3,639        3,360
     Accrued income taxes                                                   (119)       2,119
     Royalties payable                                                       709        1,304
     Deferred subscription revenue                                         8,277        9,280
                                                                       ---------    ---------
         Total current liabilities                                        28,915       29,681

Capital leases                                                             2,187        2,415
Deferred income taxes                                                     14,940       14,976
Other long-term liabilities                                                  678          651
                                                                       ---------    ---------
         Total liabilities                                                46,720       47,723
                                                                       ---------    ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                          $    --      $    --
     Common stock, $.01 par value; 50,000,000 shares
      authorized; 21,603,716 issued at September 30, 2000
      and 16,953,550 at December 31, 1999                                    216          170
     Additional paid-in capital                                          242,790       84,874
     Retained earnings                                                    11,583        5,891
                                                                       ---------    ---------
         Total stockholders' equity                                      254,589       90,935
                                                                       ---------    ---------

TOTAL                                                                  $ 301,309    $ 138,658
                                                                       =========    =========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                           --------------------    --------------------
                                               2000        1999        2000        1999
Revenues                                   $ 18,151    $ 14,833    $ 50,421    $ 39,865
Cost of sales                                 5,073       3,847      14,224      10,590
                                           --------    --------    --------    --------
Gross profit                                 13,078      10,986      36,197      29,275
                                           --------    --------    --------    --------
Operating expenses:
   Selling, general and administrative       10,009       7,208      24,792      20,890
   Depreciation and amortization              2,131       1,683       6,568       3,741
                                           --------    --------    --------    --------
          Total operating expenses           12,140       8,891      31,360      24,631
                                           --------    --------    --------    --------
Income from operations                          938       2,095       4,837       4,644
                                           --------    --------    --------    --------
Other income (expense):
   Interest income                            2,598         288       5,455       1,539
   Interest expense                            (143)        (66)       (430)       (210)
   Other income (expense)                      --          --             3         (18)
                                           --------    --------    --------    --------
Income before provision for income taxes      3,393       2,317       9,865       5,955
Provision for income taxes                    1,427       1,030       4,173       2,449
                                           --------    --------    --------    --------
Net income                                 $  1,966    $  1,287    $  5,692    $  3,506
                                           ========    ========    ========    ========
Net income per common share amounts:
   Basic earnings                          $   0.09    $   0.08    $   0.28    $   0.21
                                           ========    ========    ========    ========
   Diluted earnings                        $   0.09    $   0.08    $   0.28    $   0.20
                                           ========    ========    ========    ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                            ----------------------
                                                                 2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $   5,692    $   3,506
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                              1,530        1,155
      Amortization of goodwill and other intangibles            5,038        2,586
      Amortization of pre-publication costs                     1,701        1,857
      (Gain) loss on disposal of property and equipment            (3)          18
      Deferred income taxes                                      (626)        (105)
     Other                                                        107         --
      Changes in operating assets and liabilities:
        Accounts receivable, net                               (2,850)      (4,537)
        Inventories                                              (885)        (443)
        Prepaid expenses and other current assets              (1,347)        (829)
        Accounts payable and accrued expenses                   1,666        2,889
        Royalties payable                                        (595)        (954)
        Deferred subscription revenue                          (1,054)      (2,330)
        Other, net                                               (943)        (464)
                                                            ---------    ---------
      Net Cash Provided by Operating Activities                 7,431        2,349
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                   14           11
    Purchases of property and equipment                        (2,345)      (1,020)
    Pre-publication costs                                      (1,855)      (1,282)
    Acquisitions of businesses and titles                      (5,095)     (53,425)
    Purchase of short-term investment                          (6,875)        --
                                                            ---------    ---------
      Net Cash Used in Investing Activities                   (16,156)     (55,716)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock in public offering               155,000         --
    Common stock issued from stock options exercised            1,820           58
    Principal payments on capital leases                         (210)        (196)
    Financing costs for new credit facility                      --           (875)
                                                            ---------    ---------
      Net Cash Provided by (Used in) Financing Activities     156,610       (1,013)
                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                      147,885      (54,380)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  7,551       57,270
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 155,436    $   2,890
                                                            =========    =========

See notes to unaudited consolidated financial statements.

                           INFORMATION HOLDINGS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.       BASIS OF PRESENTATION

         The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 1999 has been derived from IHI's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by IHI and are unaudited. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and the notes thereto contained in IHI's Annual Report on Form 10-K.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of September 30, 2000, and the consolidated results of operations and cash flows for the periods presented herein. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       SHORT-TERM INVESTMENT

         At September 30, 2000, the Company held a short-term investment in commercial paper, which was classified as held-to-maturity. The investment has a maturity date within one year and is stated at its amortized cost.

C.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at September 30, 2000 and December 31, 1999 consist solely of finished goods. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

D.       PRE-PUBLICATION COSTS

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

                            INFORMATION HOLDINGS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E.       SECONDARY OFFERING

         On March 14, 2000, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3, pursuant to which the Company completed a public offering on March 20, 2000 of 4,500,000 shares of its common stock at a price of $36.50 per share. The net proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses was approximately $155,000,000. The net proceeds from this offering will be used to develop and market the CorporateIntelligence.com website, to finance future acquisitions and for general corporate purposes.
         See Note J- SUBSEQUENT EVENT.

F.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated.

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ----------------------------       ----------------------------
                                                                 2000             1999              2000             1999
                                                          -----------      -----------       -----------      -----------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

         Basic:
         Net income                                       $     1,966      $     1,287       $     5,692      $     3,506
         Average shares outstanding                            21,593           16,946            20,239           16,944
                                                          -----------      -----------       -----------      -----------
         Basic EPS                                        $      0.09      $      0.08       $      0.28      $      0.21
                                                          ===========      ===========       ===========      ===========
         Diluted:
         Net income                                       $     1,966      $     1,287       $     5,692      $     3,506
                                                          ===========      ===========       ===========      ===========
         Average shares outstanding                            21,593           16,946            20,239           16,944
         Net effect of dilutive stock options -
           based on the treasury stock method                     279              182               260              176
                                                          -----------      -----------       -----------      -----------
         Total                                                 21,872           17,128            20,499           17,120
                                                          ===========      ===========       ===========      ===========
         Diluted EPS                                      $      0.09      $      0.08       $      0.28      $      0.20
                                                          ===========      ===========       ===========      ===========

         During the first nine months of 2000, employees exercised stock options to acquire 150,166 shares at an exercise price of between $12.00 and $19.125 per share.

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

                            INFORMATION HOLDINGS INC.

H.       ACQUISITIONS

         The pro forma unaudited results of operations for the three and nine months ended September 30, 1999, assuming consummation of the 1999 acquisitions of MDC and Faxpat as of January 1, 1999 are as follows:

                                                      THREE MONTHS           NINE MONTHS
                                                             ENDED                 ENDED
                                                     -------------         -------------
                                                     SEPTEMBER 30,         SEPTEMBER 30,
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                1999                  1999
         Revenues                                    $      16,119         $      47,295
         Net income                                          1,197                 2,715
         Basic earnings per common share             $        0.07         $        0.16
                                                     =============         =============
         Diluted earnings per common share           $        0.07         $        0.16
                                                     =============         =============

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

                                                  THREE MONTHS ENDED            THREE MONTHS ENDED
                                                  SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                                              --------------------------    --------------------------
                                                        SEGMENT                       SEGMENT
                                                  IP             STI            IP              STI
                                              -----------    -----------    -----------    -----------
         (IN THOUSANDS)
         Revenues from external customers     $     7,597    $    10,554    $     5,033    $     9,800
         EBITDA                                     1,653          2,752          2,119          2,735
         Operating income                              20          1,666            933          1,630
         Segment assets                            99,989         41,788         90,899         41,051

                            INFORMATION HOLDINGS INC.

I.       SEGMENT INFORMATION (CONTINUED)

                                                  NINE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                 --------------------    --------------------
                                                       SEGMENT                 SEGMENT
                                                    IP         STI          IP          STI
                                                 --------    --------    --------    --------
         (IN THOUSANDS)
         Revenues from external customers        $ 22,150    $ 28,271    $ 10,542    $ 29,323
         EBITDA                                     7,238       7,465       4,264       7,198
         Operating income                           2,181       4,257       2,051       3,835
         Segment assets                            99,989      41,788      90,899      41,051

         A reconciliation of combined EBITDA for the intellectual property and scientific and technology information segments to consolidated income before income taxes is as follows:

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                 --------------------    --------------------
         (IN THOUSANDS)                              2000        1999        2000        1999
         Total EBITDA for reportable segments    $  4,405    $  4,854    $ 14,703    $ 11,462
         Corporate expenses                          (745)       (466)     (1,594)     (1,238)
         Interest income                            2,455         222       5,025       1,329
         Depreciation and amortization (1) (2)     (2,722)     (2,293)     (8,269)     (5,598)
                                                 --------    --------    --------    --------
         Income before income taxes              $  3,393    $  2,317    $  9,865    $  5,955
                                                 ========    ========    ========    ========

         (1) Depreciation and amortization includes $591,000 and $610,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three month periods ended September 30, 2000 and 1999, respectively.

         (2) Depreciation and amortization includes $1,701,000 and $1,857,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the nine month periods ended September 30, 2000 and 1999, respectively.

J.       SUBSEQUENT EVENT

         On November 6, 2000, the Company acquired all of the assets of Transcender Corporation (Transcender) for cash consideration of approximately $60,000,000. Transcender is a leading provider of on-line IT certification products. Transcender develops content and related software distributed over the Internet and in other electronic media to information technology professionals seeking certification in numerous product areas and programming languages. The Company is currently in the process of obtaining an independent appraisal regarding the purchase price allocation and determination of the useful lives of the assets acquired.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2000 Compared to
Three Months Ended September 30, 1999
-------------------------------------------------

REVENUES. In the third quarter of 2000, the Company had revenues of $18.2 million compared to revenues of $14.8 million in the third quarter of 1999, an increase of $3.4 million or 22.4%. The increase in revenues for the third quarter of 2000 was due to several factors including strong internal growth in Internet-based sales of patent information and patent file histories at MicroPatent of approximately $1.0 million. Revenues at Master Data Center, which was acquired in August 1999, increased $1.4 million, reflective of a full quarter of revenue for 2000, and book sales at CRC Press increased $0.6 million. Overall book sales for the third quarter of 2000 were 8.0% higher than the prior years' quarter and international sales continue to improve over earlier 2000 quarters.

COST OF SALES. Cost of sales increased $1.2 million or 31.9% to $5.0 million in the third quarter of 2000 compared to $3.8 million in the corresponding quarter in 1999. Cost of sales expressed as a percentage of revenues in the third quarter of 2000 increased to 27.9% from 25.9% for the corresponding quarter of 1999. The increase in the costs of sales over the comparable period in 1999 is primarily attributable to lower gross margins as a result of a change in sales channel mix at CRC Press. These increases were partially offset by improved margins in the intellectual property businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $2.8 million or 38.9% in the third quarter of 2000, to $10.0 million from $7.2 million in the third quarter of 1999. Increased S,G&A expenses relate primarily to operating expenses of businesses acquired in the third quarter of 1999 and development spending on CorporateIntelligence.com. S,G&A expenses as a percentage of revenues excluding development spending on CorporateIntelligence.com decreased to 43.7% in the third quarter of 2000, compared to 48.6% in the corresponding 1999 quarter. The improvement in margins is a direct result of increased efficiency levels achieved in both newly acquired and in existing businesses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the third quarter of 2000 increased $0.4 million, or 26.6%, to $2.1 million from $1.7 million in the corresponding quarter in 1999, primarily as a result of the amortization of intangible assets of businesses acquired in the last half of fiscal 1999 and increased depreciation due to capital expenditures purchased in fiscal 2000.

INTEREST INCOME (EXPENSE). Interest income (expense) increased to $2.4 million from $0.2 million due primarily to interest earned on the proceeds from the secondary public stock offering completed in March 2000.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended September 30, 2000 is 42.1%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 44.5% in the prior year.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2000 Compared to
Nine Months Ended September 30, 1999
-------------------------------------------------

REVENUES. In the first nine months of 2000, the Company had revenues of $50.4 million compared to revenues of $39.9 million in the first nine months of 1999, an increase of $10.5 million or 26.5%. The increase in revenues is primarily due to an increase in Internet-based sales of patent information of approximately $3.0 million at MicroPatent and an increase of $1.8 million in sales of patent file histories at Optipat and Faxpat, businesses acquired in fiscal 1999. Revenues at Master Data Center, which was acquired in August 1999, increased $6.3 million, reflective of a full nine months of revenue for the period ended September 30, 2000. These increases were partially offset by a decline of $0.8 million in international book sales at CRC Press. The Company previously terminated an international distribution agreement in January 2000, and was contractually restricted from selling many of its scientific information products internationally for a 45-day period. International book sales increased from previous quarter levels and further improvements are expected to continue in the fourth quarter of 2000.

COST OF SALES. Cost of sales increased $3.6 million or 34.3% to $14.2 million in the nine months of 2000 compared to $10.6 million in the corresponding period in 1999. Cost of sales expressed as a percentage of revenues in the first nine months of 2000 increased to 28.2% from 26.6% for the corresponding period of 1999. The increase in the cost of sales percentage over the comparable period in 1999 is primarily attributable to the acquisition of MDC, which has historically lower gross margins than the Company's other existing units. Gross margins for the intellectual property businesses including MDC continued to improve over previous periods as a result of the successful integration of acquired businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $3.9 million or 18.7% in the first nine months of 2000, to $24.8 million from $20.9 million for the first nine months of 1999. Increased S,G&A expenses relate primarily to operating expenses of businesses acquired in the third quarter of 1999 and development spending on CorporateIntelligence.com, partly offset by a decline in selling costs and improved efficiency levels in marketing and production at CRC Press. S,G&A expenses as a percentage of revenues excluding development spending on CorporateIntelligence.com decreased to 42.9% in the first nine months of 2000, compared with 52.4% in the corresponding 1999 period. The improvement in margins is a direct result of increased efficiency levels achieved in both newly acquired and in existing businesses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first nine months of 2000 increased $2.8 million, or 75.6%, to $6.5 million from $3.7 million in the corresponding period in 1999, primarily as a result of the amortization of intangible assets of businesses acquired in the last half of fiscal 1999.

INTEREST INCOME (EXPENSE). Interest income (expense) increased to $5.0 million from $1.3 million due primarily to interest earned on the proceeds from the secondary public stock offering completed in March 2000.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the nine months ended September 30, 2000 is 42.3%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 41.1% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155.0 million of net proceeds. The proceeds from this offering will be used for the development and marketing of the CorporateIntelligence.com website, to finance future acquisitions, and for general corporate purposes. See Note J - SUBSEQUENT EVENT. Pending such uses, the remaining net proceeds will be invested in short-term, investment grade securities.

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25%, or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of September 30, 2000, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of September 30, 2000, the Company was in compliance with all covenants.

Cash and cash equivalents including short-term investments totaled $162.3 million at September 30, 2000 compared to $7.6 million at December 31, 1999. Excluding cash, cash equivalents, and short-term investments the Company had working capital of $2.6 million at September 30, 2000 compared to a working capital deficit of $(3.3) million at December 31, 1999. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at September 30, 2000 are obligations related to patent annuity payments and deferred subscription revenue of approximately $20.3 million.

Cash generated by operating activities was $7.4 million for the nine months ended September 30, 2000, derived from net income of $5.7 million plus non-cash charges of $7.7 million less an increase in operating assets, net of liabilities of $6.0 million. This increase in net operating assets is primarily the result of an increase in customer receivables resulting from strong third quarter sales and the payment of expenses related to book publishing operations in anticipation of fourth quarter sales.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash used in investing activities was $16.2 million for the nine months ended September 30, 2000 due to capital expenditures, including pre-publication costs of $4.2 million and acquisition costs of $5.1 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive. Capital expenditures for fiscal 2000 include approximately $1.1 million of non-recurring purchases of new computer equipment necessary to facilitate the Company's increased Internet capacity. Additionally, the Company invested $6.9 million in a short-term investment in commercial paper, which is scheduled to mature in January 2001.

Cash generated from financing activities was $156.6 million for the nine months ended September 30, 2000, and primarily related to net cash proceeds received from the issuance of common stock as a result of the Company's secondary common stock offering of 4,500,000 shares at a price of $36.50 per share. See Note E - SECONDARY OFFERING. The Company has no outstanding debt obligations as of September 30, 2000 related to the new Credit Facility.

The Company believes that funds generated from operations, together with cash on hand and borrowings available under its Credit Facility will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. For the year 2000, the Company expects to incur expenditures aggregating $6.0 million in connection with the rollout of CorporateIntelligence.com. Actual expenditures may vary depending on the timing of the commercial rollout, the development and integration of the databases, the hiring of additional technical staff and market acceptance of this web site, as well as other factors. As of September 30, 2000 the Company has incurred $3.3 million of costs related to CorporateIntelligence.com. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

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

The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of September 30, 2000, the Company had no outstanding borrowings under the Credit Facility.

The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. At September 30, 2000, the Company had entered into forward contracts, all having maturities of less than three months, to acquire various international currencies, aggregating $9,571,000. Realized gains and losses relating to the forward contracts were immaterial for the three and nine months ended September 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following report relates to the Company's secondary public stock offering:

Commission file number of registration statement:                      333-30202
Effective Date:                                                   March 14, 2000

Expenses incurred through September 30, 2000:
         Underwriting discounts                                  $     8,595,000
         Other expenses                                          $       655,000
         Total expenses                                          $     9,250,000

Application of proceeds through September 30, 2000:
         Acquisitions of businesses and titles                   $     5,095,250
         Temporary investments (US Treasury Bills)               $   149,904,750

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFORMATION HOLDINGS INC.


Date: NOVEMBER 14, 2000           By: /s/ VINCENT A. CHIPPARI
                                     ------------------------------------------
                                     Vincent A. Chippari
                                     Executive Vice President and Chief
                                     Financial Officer

                                     Signing on behalf of the registrant and
                                     as principal financial and accounting
                                     officer