Form 10-K
period 2000-12-31
INFORMATION HOLDINGS INC
filed 2001-03-27
CIK 1063744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
                                   (Mark One)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

/_/             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /_/

      The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2001 was approximately $239,613,000, based upon the March 15, 2001 closing sale price of the common stock of $22.34 as reported by the New York Stock Exchange.

      The number of outstanding shares of Common stock, par value $0.01 of the registrant outstanding as of March 15, 2001 was 21,615,798 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 2000, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE

Item 1  Business.............................................................1

Item 2. Properties...........................................................9

Item 3. Legal Proceedings....................................................9

Item 4. Submission of Matters to a Vote of Security Holders..................9


                                     PART II

Item 5. Market for the Registrant's Common Equity
        and Related Stockholder Matters.....................................10

Item 6. Selected Financial Data.............................................11

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........17

Item 8. Financial Statements and Supplementary Data.........................18

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................18


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................19

Item 11. Executive Compensation.............................................19

Item 12. Security Ownership of Certain
         Beneficial Owners and Management...................................19

Item 13. Certain Relationships and Related Transactions.....................19


                                     PART IV

Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K.................................20

Signatures..................................................................23

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Information Holdings Inc. (IHI or the Company) is a leading provider of information products and services to professional end-users in intellectual property, scientific and technical information and information technology learning markets. Since beginning operations in January 1997, IHI has increased revenues and profits rapidly, both through acquisitions and internal growth. For the year ended December 31, 2000, revenues were $73.3 million and net income was $7.1 million.

The Company's intellectual property (IP) businesses provide a broad array of databases, information products and complementary services for IP professionals. The Company's MicroPatent unit, acquired in 1997, provides patent information, primarily via the Internet. While generating significant internal growth, this business has also been supplemented by the acquisitions of Optipat, Faxpat and Corporate Intelligence in 1999, businesses that provide print and Internet-delivered patent information to legal and corporate markets. Master Data Center (MDC), which was acquired in August 1999, provides specialized intellectual property services and software. In fiscal 2000, the Company launched CI.com, which provides access to the Company's existing IP services as well as new services in the trademark searching and intellectual property licensing areas. Internet-based products accounted for approximately 55% of MicroPatent's revenues and 37% of total IP revenues for the year ended December 31, 2000. The IP businesses provided 41% of IHI's consolidated revenues in fiscal 2000.

CRC Press, acquired in 1997, provides information products to professionals in the scientific and technical markets. CRC Press, with a 98-year history, has established leading positions in several niche markets. In 1997 and 1998, three businesses were acquired and combined with CRC Press: St. Lucie Press, a publisher of professional titles, Auerbach Publications, a provider of technology-oriented print and electronic products and the mathematics and chemical product lines of Chapman & Hall. CRC Press has significant proprietary content, including a library of over 4,500 previously published titles, which generates substantial recurring demand. The scientific and technology information businesses provided 53% of IHI's consolidated revenues in fiscal 2000. This percentage is expected to decrease in the year 2001.

In November 2000, the Company entered the information technology (IT) learning market with the acquisition of the assets of Transcender Corporation (Transcender). Transcender provides IT certification test-preparation products, including exam simulations for certifications from major hardware and software providers. Transcender is a leading online provider of test-preparation products for IT professionals, corporations, learning centers and universities. IT learning revenues, which represent results for two months from the date of acquisition, provided 6% of the Company's consolidated revenues in fiscal 2000. This percentage is expected to increase significantly in fiscal 2001.

See Note 16 of the Notes to Consolidated Financial Statements for additional business segment information.

MARKETS

PATENT INFORMATION

The Company estimates that current annual revenue in the market for search and retrieval of patent information exceeds $300 million. This market includes primary information, which is the actual full text and images of patent documents, and secondary information, which consists of abstracts and indexes of patent information. While the market for secondary information is the larger component of the patent information market, the Company believes it is growing at a slower rate than the market for primary information. Historically, patent information was researched using secondary information providers due to the complexity of finding and reviewing lengthy and complicated patent documents from diverse sources. The primary information market began in earnest with the advent of the CD-ROM, which enabled the viewing of actual patent images. The subsequent development of sophisticated search software and the Internet have created significant growth and substantial opportunities in the primary information segment. Management believes that the Company is the largest commercial provider of primary patent information on a worldwide basis.

TRADEMARK INFORMATION

The Company estimates that current annual revenue in the market for trademark information exceeds $200 million. The vast majority of revenue in this market is derived from "full searches" of trademark databases, which traditionally involved the use of researchers to review federal, state and common law usage of names. The researchers typically use a combination of electronic databases of information, supplemented by manual reviews of common law sources such as business directories. The market for pure electronic searching has historically been small, due primarily to the difficulty in establishing comprehensive databases of state and common law data. Electronic searches have historically been used only as "screening" tools in advance of getting a full search. During fiscal 2000, the Company launched Trademark.com as a component of CI.com, a service that provides the capability to search U.S. federal, state and common law sources of trademark information.

PATENT AND TECHNOLOGY LICENSING

Industry sources estimate that the annual revenues in the market for patent and technology licensing currently exceed $100 billion. Licensing transactions have historically been conducted through offline networks of licensing executives. The Company believes there is a significant potential market for an online exchange to facilitate licensing transactions. During fiscal 2000, the Company launched Patex.com, an Internet-based patent and technology licensing exchange. The Company is also launching ancillary services related to patent licensing and expects to generate revenues from these services beginning in fiscal 2001.

SCIENTIFIC AND TECHNICAL INFORMATION

The Company provides information products in selected niches of the professional information market. These products generally fall into the scientific technical information areas, a market estimated at $3.9 billion by Veronis, Suhler & Associates. The market, which is global in nature, has achieved relatively consistent growth over the past decade based on factors such as:

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

IT LEARNING

The Company sells products within a component of the IT certification/test-preparation market. A report by the industry research firm IDC estimates that this market currently approximates $2.5 billion and is estimated to reach $4.0 billion by 2003. This market includes both a test certification segment and a test-preparation segment. The Company competes in the latter segment, a market currently estimated at $1.0 billion.

Significant growth in the IT certification market is being driven by several factors, including:

      o     Continual advances in technology;
      o Growth in IT employment levels and shortages of skilled IT professionals;
      o     Increases in technology-based corporate training;
      o Growth in the number of certifications, re-certifications and multiple certifications; and
      o     Insufficient college-level training.

PRODUCTS

IP PRODUCTS AND SERVICES

PATENT INFORMATION SERVICES

The Company believes it offers the most comprehensive primary patent information service in the world, with access to over 33 million patent documents in digital format. The information assets are supported by sophisticated search software and various tools, which facilitate research and management of patent information. The patent collection includes all patents ever issued by the United States Patent and Trademark Office (USPTO) and the European Patent Office
(EPO), as well as patent documents from the World Intellectual Property Organization and Japanese Patent Office. In addition, the Company also provides access to a special collection of patents covering over 50 additional countries. Searching patent information can be done using bibliographic data, or, for a substantial portion of the collection, the full text of the patent documents. The primary product offerings in this area are Internet-based searching and downloading products, sold on either a subscription or pay-per-use basis. There are also customized database and technology applications for major corporations. Patent documents and patent file histories are also sold in paper and electronic formats. Revenues from patent information services approximated $19.2 million in 2000.

PATENT ANNUITY PAYMENT SERVICES

The Company's MDC unit offers a service that organizes and assists owners of intellectual property, including corporate and legal clients, with the payments of patent annuities on a worldwide basis. Due to the fact that the rules for filing and maintaining patents are fairly complex and vary among the various patent authorities around the world, owners of intellectual property in domestic and foreign markets, including many major corporations and law firms, use service providers to track filing and payment requirements and to make these payments on their behalf. The service is priced on a per payment basis, with cash received from customers in advance of applicable payment dates. The service is supported by a proprietary database that includes the current rules for filing and maintenance of patents in every major patent jurisdiction in the world. In addition, MDC licenses complementary software in the corporate and legal markets that enable customers to manage, track and report intellectual property. Revenues from annuity payments and software approximated $10.4 million in 2000.

TRADEMARK INFORMATION SERVICES

Prior to June 2000, the Company provided products to search an enhanced USPTO federal trademark file. The Company launched Trademark.com in June 2000, which enables customers to search U.S. federal, state and common law databases over the Internet. The Company is continually enhancing this service by the addition of additional common law content. Future development initiatives are expected to provide additional search functionality and selected international databases. Trademark revenues approximated $0.4 million in 2000.

PATENT AND TECHNOLOGY LICENSING SERVICES

During fiscal 2000, the Company launched Patex.com, an Internet exchange to facilitate licensing of patents and technologies. The site includes both Internet licensing of patent rights and a service to facilitate more complex licensing transactions. The site currently has over 15,000 patents and technologies available for license. During fiscal 2000, the service provided free listings and searches. Beginning in fiscal 2001, revenue will be derived both from listing fees and transaction fees for licensing transactions completed via the service. In February 2001, the Company launched several additional services in the licensing market, including consulting services to identify licensing and enforcement opportunities, assessment of patent portfolios and contingency licensing services.

SCIENTIFIC AND TECHNICAL INFORMATION

REFERENCE PRODUCTS - BOOK PUBLISHING

Currently, the majority of revenues in the scientific and technical market are derived from book publishing. The Company has an extensive backlist of over 4,500 titles, which generates substantial recurring demand. During fiscal 2000, approximately 70% of book sales were derived from backlist sales. In addition, the Company has continually increased its front list publishing programs. New titles in 2000 totaled 438, compared to 404 titles in 1999. The Company expects to produce approximately 460 new titles in 2001. CRC Press publishes primarily in the following areas:

      o Life sciences (biology, neurology, pathology, forensics, food science, marine science);
      o Hard sciences (chemistry, physics, mathematics, statistics, engineering);
      o     Environmental sciences; and
      o     Information technology and business.

Life sciences and hard sciences combined provide approximately three-fourths of backlist titles and a similar percentage of annual book revenues. The Company has strong market positions in chemistry, mathematics, statistics, engineering and environmental science. Revenues from book publishing approximated $28.2 million in fiscal 2000.

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

SUBSCRIPTION SERVICES

CRC Press also offers numerous subscription-based products in the following areas:

o Newsletters--The Food Chemical News division serves the food and chemical industries with four newsletters and two food science guides, available in print and electronic formats. These products command premium pricing and have aggregate renewal rates of approximately 70%.

o Journals--CRC Press currently publishes 17 journals, including both primary journals of original research and secondary journals that summarize professional literature in selected scientific areas. Aggregate renewal rates for journals approximate 85%.

o Technology Services--Under its Auerbach imprint, CRC Press provides high-level information products for the information technology market in print and electronic formats.

o Electronic Databases--Numerous electronic databases are available on a site license basis or on CD-ROM. Database products are focused in areas where the Company has significant proprietary content such as chemistry, food chemistry, information technology and engineering.

Revenues from the product areas described above approximated $10.7 million in fiscal 2000.

IT LEARNING

The Company provides IT professionals with certification test-preparation software, available over the Internet or on CD-ROM. The product is sold with a standard license for a single user, with network and multi-users licenses also available. The Company's primary product line, TRANSCENDERCERT, covers certifications from organizations including Microsoft, Cisco and CompTIA. Individual products are sold for $100-180, with "bundled packages" and corporate site licenses also available.

The products use sophisticated software and technology to provide realistic exam simulations. Products feature questions in multiple formats, answer explanations and documentation references (using both text and video demonstration), score reports and computer adaptive testing, custom and random exams and case studies. Products were historically sold primarily to individual IT professionals, with an increasing focus on corporate and organizational sales.

Transcender was acquired on November 6, 2000. Revenues from the date of acquisition through December 31, 2000 approximated $4.1 million.

CUSTOMERS

INTELLECTUAL PROPERTY

The Company has long-standing relationships with the largest corporate and legal IP market participants. There are over 10,000 customers for the Company's information products, 350 users of patent annuity payment services and 750 users of management software. Customers include major corporations in all major industries, with particular concentration in the chemical, pharmaceutical, technology, manufacturing and packaged goods areas. In addition to the corporate customer base, customers include the majority of the major intellectual property law firms in the U.S. There are approximately 75 IP customers contributing over $50,000 in revenue per annum, although no individual customer provides a significant percentage of revenue.

SCIENTIFIC AND TECHNICAL INFORMATION

Customers in this area are primarily professional end-users, including chemists, mathematicians, engineers, biologists and information technology professionals. These customers are primarily based in corporations, with additional sales being made to individuals in academic settings, such as research institutions. The Company maintains extensive in-house lists of professionals and academics in the fields and niches in which it publishes. In addition to individuals, products are sold to major distributors that serve the Company's areas of focus. Products are also sold to broad-based retailers, including Internet distributors. No individual customer provides a significant percentage of revenues.

Prior to January 2000, Springer Verlag was the exclusive distributor of some CRC Press products outside of North America. That distribution agreement was terminated in January 2000 and international distribution is now handled internally. Springer Verlag accounted for approximately 11.4% of consolidated revenues for the year ended December 31, 1999 and an immaterial percentage of revenues in fiscal 2000.

IT LEARNING

Transcender products are sold to IT professionals in self-study programs, instructor-led training courses, colleges and universities and in corporations with large IT staffing levels. Over 200,000 professionals have purchased Transcender products to prepare for certification exams. In addition to individuals, customers for the Company's products include training companies, universities and large corporations. The majority of customers today are individuals, although there is an increasing percentage of organizational and corporate sales. No individual customer provides a significant percentage of revenues.

SALES, MARKETING AND DISTRIBUTION

IP products and service sales are made primarily through an in-house sales force with offices in the United States and the United Kingdom. Prospects are identified through referrals from existing customers, referrals from patent and trademark offices, leads from trade shows and information requests from sources such as the Internet. Additional international sales are made through a network of distributors. The Company has sales personnel dedicated to each of the patent information, patent annuity service, trademark information and patent licensing areas.

Scientific and technical products are sold primarily through direct response marketing. The Company has an in-house creative services and direct marketing group which designs, manages, and produces cost-effective direct mail campaigns and other promotional support programs. In fiscal 2000, the Company mailed in excess of 8,000,000 direct mail pieces. There is also a small, well-experienced sales force for professional book sales to academic and specialty bookstores, wholesalers, catalogers and associations, as well as sales of site licenses to corporations and academic institutions.

IT learning products are sold primarily through direct response marketing, advertising in trade publications and on the Internet and through customer referrals. The Company also has a small in-house sales force for sales to organizations and corporations.

COMPETITION

PATENT INFORMATION MARKET

Management believes that the Company is the largest commercial provider of primary patent information. Competition in this area comes primarily from patent and trademark offices, particularly the USPTO and the EPO. Both offer useful, low-end patent services, primarily geared toward academic users. Patent office products tend to be most useful for those trying to obtain a specific patent, but are generally less useful for research and high-end corporate and legal applications. In addition, Delphion Inc., a recent entrant into the patent information market offers a patent service over the Internet.

Traditional secondary information providers include Derwent Information, a unit of the Thomson Corporation, and the Chemical Abstract Service of the American Chemical Society. These companies have significant revenues in abstracting and indexing services, but are not major participants in the primary information sector.

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

TRADEMARK INFORMATION MARKET

The traditional full-search trademark market is dominated by Thomson & Thomson, a unit of the Thomson Corporation. The only other significant participant is CCH Corsearch, a unit of Wolters Kluwer. These businesses derive the vast majority of revenues from paper-based trademark searches. Thomson & Thomson offers an electronic search product, which has been historically marketed as a "screening search" tool.

PATENT AND TECHNOLOGY LICENSING

There have been a number of recently launched web sites attempting to provide a market for buyers and sellers of intellectual property rights, including yet2.com, pl-x.com and Delphion. Management believes these start-ups have little revenue. In addition, management believes that these businesses do not have long-established customer relations in the intellectual property field, significant expertise in intellectual property products and services, or additional products and services required by users, such as IHI's information products.

SCIENTIFIC AND TECHNICAL INFORMATION

This market is very large with numerous competitors. While there is competition for sales in a given area or niche, products are generally unique titles sold on an individual basis. The Company also competes for the signing of significant authors. Primary competitors in this area include John Wiley, McGraw-Hill and Academic Press, a unit of Harcourt. These competitors are larger and have greater resources than the Company.

IT LEARNING

Direct competitors in the IT certification test-preparation market include Measure Up and Self Test Software, businesses smaller than Transcender that provide Internet and CD-ROM certification training materials. Coriolis also provides IT certification-training materials, primarily in print formats. Indirect competitors include broad-based IT training businesses such as SmartForce, NetG, DigitalThink and Element K. These businesses are larger than Transcender, but are not primarily focused on certification test-preparation. The industry overall is large and fragmented.

FOREIGN OPERATIONS AND EXPORT SALES

The Company maintains an office in London, England, which includes both sales staff and certain editorial employees. Export sales, based on customer location, represented approximately 19% of consolidated revenues for the year ended December 31, 2000, which includes an estimate of IP and IT information delivered over the Internet to recipients outside the United States.

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

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2000, the Company had approximately 468 employees, consisting of 452 employees in the United States and 16 employees based in England. No employees are covered by collective bargaining agreements with labor unions. The Company believes that relations with its employees are good.

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters, which is located in Stamford, Connecticut, and leases additional office space primarily in East Haven, Connecticut; Boca Raton, Florida; New York, New York; Southfield, Michigan; Nashville, Tennessee and London, England. The Company leases warehouse space in Nashville, Tennessee for use by its Transcender unit and also contracts with third parties for warehousing and distribution services in Linn, Missouri and Letchworth, England for use by its CRC Press unit. The Company does not own any real property. The Company believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for current business operations, and that suitable additional or alternative space will be available at commercially reasonable terms for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations, or net cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "IHI." As of March 15, 2001, there were approximately 3,525 holders of the Company's common stock comprised of 25 record holders and approximately 3,500 beneficial holders. The following table reflects the high and low closing sales prices of the Company's common stock as reported by the NYSE, for the periods indicated.


                                        2000                    1999
                                  ----------------        ----------------
      COMMON STOCK                   HIGH      LOW           HIGH      LOW
                                     ----      ---           ----      ---
      First Quarter               $45.438  $23.750        $18.625  $13.125
      Second Quarter               37.125   21.500         22.000   17.000
      Third Quarter                37.000   30.250         19.938   17.375
      Fourth Quarter               35.375   15.875         29.063   17.625

DIVIDEND POLICY

The Company has never paid a dividend on its common stock and does not anticipate paying any dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's Credit Facility, as defined in Item 7 of this Annual Report "Management's Discussion and Analysis of Financial Conditions and Results of Operations", restricts the ability of the Company to pay dividends.

CHANGES IN SECURITIES AND USE OF PROCEEDS

The following report relates to the Company's secondary public stock offering:

Commission file number of registration statement:              333-30202
Effective Date:                                           March 14, 2000

Expenses incurred through December 31, 2000:
      Underwriting discounts                                $  8,595,000
      Other expenses                                        $    522,000
      Total expenses                                        $  9,117,000

Application of proceeds through December 31, 2000:
      Acquisitions of businesses and titles                 $ 64,862,250
      Temporary investments                                 $ 90,137,750
        (Commercial paper and money market funds)

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data of (i) CRC Press, Inc. (the Predecessor) as of and for the year ended December 31, 1996 and (ii) the Company as of and for each of the four years in the period ended December 31, 2000 have been derived from their respective audited financial statements. The acquisition of the Predecessor and all other acquisitions by the Company were accounted for using the purchase method of accounting. The Company acquired St. Lucie Press on January 14, 1997, Auerbach on June 5, 1997, MicroPatent on July 2, 1997, Chapman & Hall on August 19, 1998, Optipat on January 7, 1999, Faxpat on July 19, 1999, Master Data Center on August 12, 1999, Corporate Intelligence on September 1, 1999, and Transcender on November 6, 2000. The results of operations of these businesses are included in the Company's results from their respective dates of acquisition and are not included at all in the Predecessor's results. Accordingly, certain of the historical financial data of the Predecessor are not comparable to those of the Company. The selected historical financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.


                                             THE PREDECESSOR
                                                YEAR ENDED                    THE COMPANY
                                               DECEMBER 31,             YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)              1996        1997         1998      1999       2000
                                                   ----        ----         ----      ----       ----
                                                               (1)           (1)
OPERATING DATA:
Revenues (2) .................................   $ 28,852    $ 34,869    $ 46,651   $ 58,778   $ 73,289
Cost of sales ................................      9,262      11,492      11,707     15,742     19,720
Operating expenses (3) .......................     29,667      28,040      31,234     34,104     48,231
Operating income (loss) ......................    (10,077)     (4,663)      3,710      8,932      5,338
Interest (expense) income ....................     (1,036)       (130)      1,117      1,330      7,005
Income (loss) before taxes ...................    (11,066)     (4,908)      4,827     10,244     12,345
Net income (loss) (4) ........................    (11,236)     (4,911)      4,785      6,017      7,092
Net income per common share:
  Basic earnings .............................                                      $   0.36   $   0.34
  Diluted earnings ...........................                                      $   0.35   $   0.34
Shares used in computing net income per share:
  Basic ......................................                                        16,945     20,583
  Diluted ....................................                                        17,128     20,822
Pro forma basic and diluted
earnings (loss) per common share (5) .........               $  (0.29)   $   0.28       --         --
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents ....................   $  1,025    $ 10,280    $ 57,270   $  7,551   $ 96,375
Total assets .................................     35,533      50,219     104,791    138,658    310,996
Total debt ...................................     15,705       5,188       2,955      2,694      2,415
Total equity .................................      5,818      28,556      84,793     90,935    256,274


                          (FOOTNOTES ON FOLLOWING PAGE)

                         (FOOTNOTES FROM PRECEDING PAGE)
                                 -----------

(1) In conjunction with the acquisition and reorganization of CRC Press and other businesses and certain compensation issues, the Company recorded significant adjustments in 1997 and 1998, which are not expected to continue in the future. These adjustments (the Adjustments) reduced revenues by $4,017 and increased expenses by $4,013, and therefore reduced net income by $8,030, for the year ended December 31, 1997. The Adjustments reduced revenue by $54 and increased pre-tax expenses by $1,069, resulting in reduced net income of $674 for the year ended December 31, 1998. The Adjustments affecting revenues were required by purchase accounting in connection with the acquisitions of CRC Press and MicroPatent and reflect the revaluation of acquired deferred subscription revenues based on the cost to fulfill subscriptions. This revaluation is a non-cash adjustment, which reduces revenues in the twelve months following acquisition. The Adjustments affecting expenses relate to: severance and reorganization costs from the consolidation of certain functions and reductions in workforce; special bonuses granted to an officer; contingent compensation paid to an officer of a subsidiary; and certain additional purchase accounting-related adjustments.

(2) Revenues for the year ended December 31, 1997 include an initial stocking order by an international distributor aggregating $3,307.

(3) Operating expenses for the year ended December 31, 1996 include an impairment in the value of goodwill and other intangible assets of $10,666. This charge represents the amount by which the recorded value of the assets exceeded the proceeds from the sale of the business. Operating expenses for the year ended December 31, 2000 include an impairment in the value of the Company's investment in Techex of $1,500,000.

(4) Prior to the Company's initial public offering, in August 1998, the Company was a limited liability company and, accordingly, was not subject to U.S. federal or certain state income taxes. Subsequent to the initial public offering, the Company incurred a nominal income tax provision due to the full reversal of deferred tax valuation allowances deemed as no longer required. For the years ended December 31, 2000 and 1999, the Company was fully taxable.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-K. UNLESS OTHERWISE STATED IN THIS FORM 10-K, REFERENCES TO THE FISCAL YEARS 2000, 1999, AND 1998 RELATE TO THE FISCAL YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998, RESPECTIVELY.

IMPACT OF ACQUISITIONS AND OUTLOOK

      A key component of the Company's growth strategy is to pursue acquisitions in attractive niche markets where opportunities exist to internally grow the acquired companies' revenues and increase profitability through operating efficiencies. Since beginning operations in January 1997, the Company has completed ten acquisitions, including five in the intellectual property area, four in scientific and technology information and one in the information technology learning market. The Company continues to actively seek acquisitions that will further the Company's growth and operating strategies. As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in some respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 VS. 1999

REVENUES. Revenues increased $14.5 million, or 24.7%, to $73.3 million from $58.8 million. The increase in revenues is primarily due to an increase in Internet-based sales of patent information of approximately $3.4 million at MicroPatent and an increase of $2.4 million in sales of patent file histories at Optipat and Faxpat, businesses acquired in fiscal 1999. Revenues at Master Data Center, which was acquired in August 1999, increased $6.6 million, reflective of a full year's revenue for the period ended December 31, 2000. Revenues associated with IT learning products increased $4.1 million as a result of the acquisition of Transcender in November 2000. These increases were partially offset by a decline of $2.0 million in international book sales at CRC Press. The Company previously terminated an international distribution agreement in January 2000, and was contractually restricted from selling many of its scientific information products internationally for a 45-day period. International book sales in each quarter of fiscal 2000 improved over the previous quarter and are expected to show continued improvement into 2001.

COST OF SALES. Cost of sales increased $4.0 million or 25.3% to $19.7 million from $15.7 million. As a percentage of revenues, cost of sales remained relatively constant over prior year levels, primarily as a result of the inclusion of MDC for a full year, which has lower gross margins than the Company's other existing units offset by the inclusion of Transcender, which has higher gross margins than the Company's other existing units, and improved gross margins in the intellectual properties businesses as a result of the successful integration of acquired businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses increased $8.9 million or 31.4%, to $37.0 million from $28.1 million. Increased SG&A expenses relate primarily to operating expenses of businesses acquired in 1999 and in 2000 and development expenses of CorporateIntelligence.com. SG&A expenses as a percentage of revenues increased to 50.5% for fiscal 2000, compared with 47.9% for fiscal 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.7 million, or 63.4%, to $9.7 million from $6.0 million, primarily as a result of the amortization of intangible assets of businesses acquired in the last half of fiscal 1999 and the acquisition of Transcender in November 2000 (See Note 3 of the Notes to Consolidated Financial Statements).

IMPAIRMENT OF LONG-LIVED ASSETS In the fourth quarter of 2000, the Company determined that the value of its investment in Techex was impaired due to the inability of Techex to generate significant revenues. The evaluation of the recoverability of long-lived assets to be held and used is based on comparing the assets carrying amount with its fair value. Based on fair market value estimates, the Company recorded a charge of $1,500,000 to the Company's intellectual properties businesses to write down the carrying amount of the investment to estimated fair value. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual recovery of the remaining investment of $500,000 may vary from the current estimate.

INTEREST INCOME (EXPENSE). Interest income (expense) increased to $7.0 million from $1.3 million due primarily to interest earned on the proceeds from the secondary public stock offering completed in March 2000.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the year ended December 31, 2000 is 42.6%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 41.3% in the prior year.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses increased $3.3 million or 13.2% to $28.2 million from $24.9 million, principally as a result of operating expenses of businesses acquired in fiscal 1999 and normal cost increases. SG&A expenses as a percentage of revenues decreased to 47.9% for fiscal 1999, compared with 53.3% for fiscal 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.7 million, or 12.2%, to $6.0 million from $5.3 million, primarily as a result of the amortization of intangible assets of businesses acquired in fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155.0 million of net proceeds. The proceeds from this offering will be used to finance future acquisitions and for general corporate purposes. In November 2000, the Company acquired all of the assets of Transcender Corporation for cash consideration of approximately $60,000,000 (See Note 3 of the Notes to Consolidated Financial Statements). The Company is currently evaluating various acquisition proposals, some of which are significant in size. There is no assurance that any such acquisitions will be consummated. Pending such uses, the proceeds will be invested in short-term, investment grade securities.

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the periods ended December 31, 2000 and 1999, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of December 31, 2000, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

Cash and cash equivalents, including short-term investments, totaled $108.1 million at December 31, 2000 compared to $7.6 million at December 31, 1999. Excluding cash, cash equivalents and short-term investments, the Company had a working capital deficit of $(0.7) million at December 31, 2000 compared to working capital deficit of $(3.3) million at December 31, 1999. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at December 31, 2000, are obligations related to patent annuity payments and deferred subscription revenue of approximately $27.5 million.

Cash generated from operating activities was $14.4 million for the fiscal year ended December 31, 2000, derived from net income of $7.1 million plus non-cash charges of $11.8 million less an increase in operating assets, net of liabilities of $4.5 million. The increase in net operating assets is primarily the result of increased customer receivables as a result of the businesses recently acquired, the payment of expenses related to book publishing operations, and the payment of income tax liabilities offset by an increase in patent annuity payments.

Cash used in investing activities was $82.4 million for the fiscal year ended December 31, 2000, due to acquisition costs for businesses and titles of $64.9 million and capital expenditures, including pre-publication costs of $5.8 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive. Capital expenditures for fiscal 2000 include approximately $1.1 million of purchases of new computer equipment necessary to facilitate the Company's increased Internet capacity. Additionally, the Company invested $11.7 million in short-term investments in commercial paper, which are scheduled to mature in April 2001.

Cash generated from financing activities was $156.8 million for the fiscal year ended December 31, 2000, primarily due to net cash proceeds received from the issuance of common stock as a result of the Company's secondary common stock offering of 4,500,000 shares at a price of $36.50 per share (See Note 1 of the Notes to Consolidated Financial Statements). The Company has no outstanding debt obligations as of December 31, 2000 related to the new Credit Facility.

The Company believes that funds generated from operations, together with cash on hand and borrowings available under its Credit Facility will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. During fiscal 2000 the Company incurred $6.5 million of costs related to CorporateIntelligence.com. For 2001, it is anticipated that funding requirements for CorporateIntelligence.com will decrease and subsequent to fiscal 2001, they will not be significant. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

SEASONALITY

The Company's business is somewhat seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on publication schedules and other factors. In 2000, 31% of the Company's revenues were generated during the fourth quarter with the first, second, and third quarters accounting for 22%, 22% and 25% of revenues, respectively. In 1999, revenues for the first through fourth quarters were 21%, 22%, 25% and 32%, respectively. In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions and new product launches.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

EFFECTS OF INFLATION

The Company believes that inflation has not had a material impact on the results of operations presented herein.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of December 31, 2000, the Company had no outstanding borrowings under the Credit Facility.

The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At December 31, 2000, the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than three months, aggregating approximately $8,809,000. Realized gains and losses relating to the forward contracts were immaterial for the year ended December 31, 2000.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Factors which could cause or contribute to such differences include, but are not limited to: (1) the ability of the Company to consummate acquisitions, integrate such acquisitions into existing operations, manage expansion, achieve operating efficiencies and control costs in its operations;
(2) the Company's success in retaining key employees, including its CEO and CFO and the senior management teams of its primary operating units; (3) uncertainties and expenses resulting from the development of new business and websites; (4) pressures from competitors with greater resources than those of the Company, as well as competitive pressures arising from changes in technology and customer requirements; (5) the availability of raw intellectual property information from alternative sources for little or no cost; (6) the concentration of ownership among the Initial Stockholders, who have the ability to control the Company, including the election of directors and the direction of the affairs and operations of the business; (7) changes in Internet usage; (8) changes in customer and distributor relationships; (9) changes in U.S. or foreign government regulations; and (10) general economic conditions which may impact expenditures on the Company's products and services.

Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.

                 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively (in thousands, except per share data):


                                                 QUARTER ENDED
                                 --------------------------------------------
2000                             MARCH 31   JUNE 30   SEPTEMBER 30 DECEMBER 31      YEAR
Revenues                         $16,090     $16,180     $18,151     $22,868     $73,289
Gross profit                      11,520      11,599      13,078      17,372      53,569
Net income                         1,555       2,171       1,966       1,400       7,092
Net income per common share:
   Basic earnings                $  0.09     $  0.10     $  0.09     $  0.06     $  0.34
   Diluted earnings              $  0.09     $  0.10     $  0.09     $  0.06     $  0.34

                                                 QUARTER ENDED
                                 --------------------------------------------
1999                             MARCH 31   JUNE 30   SEPTEMBER 30 DECEMBER 31      YEAR
Revenues                         $12,055     $12,977     $14,833     $18,913     $58,778
Gross profit                       8,854       9,435      10,986      13,761      43,036
Net income                         1,112       1,107       1,287       2,511       6,017
Net income per common share:
   Basic earnings                $  0.07     $  0.07     $  0.08     $  0.15     $  0.36
   Diluted earnings              $  0.07     $  0.06     $  0.08     $  0.15     $  0.35


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience and directorships of each director and nominee for director of IHI and the information relating to the identification and business experience of IHI's executive officers, required by Item 401 and 405 of Regulation S-K, will be presented in the sections entitled "Election of Directors" and "Executive Officers" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2000, and is hereby incorporated by reference. If the definitive proxy statement for the 2000 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 2000 fiscal year, IHI will amend this Annual Report and include such information in the amendment.


ITEM 11.    EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "The Board and Its Committees - Compensation of Directors", "Executive Officers - Employment Agreements" and "Summary of Compensation Table" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2000 and is hereby incorporated by reference. If the definitive proxy statement for the 2000 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 2000 fiscal year, IHI will amend this Annual Report and include such information in the amendment.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2000 and is hereby incorporated by reference. If the definitive proxy statement for the 2000 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 2000 fiscal year, IHI will amend this Annual Report and include such information in the amendment.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and transactions required by
Item 404 of Regulation S-K will be presented in the section "Certain Relationships and Related Transactions" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2000 and is hereby incorporated by reference. If the definitive proxy statement for the 2000 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 2000 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements
                                                                    Page

      Independent Auditors' Reports                                  F-1

      Consolidated Balance Sheets,
       December 31, 2000 and 1999                                    F-2

      Consolidated Statements of Operations,
       Years Ended December 31, 2000, 1999 and 1998                  F-3

      Consolidated Statements of Stockholders'/Member' Equity,
       Years Ended December 31, 2000, 1999 and 1998                  F-4

      Consolidated Statements of Cash Flows,
       Years Ended December 31, 2000, 1999 and 1998                  F-5

      Notes to Consolidated Financial Statements                 F-6 to F-21

All schedules of the Registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

      (b)  Reports on Form 8-K.

            On November 21, 2000, the Company filed a Current Report on Form 8-K (the Form 8-K) reporting that the Company had completed an acquisition of substantially all of the assets and certain liabilities of Transcender Corporation on November 6, 2000. On January 22, 2001, the Company filed an amendment to the Form 8-K containing the required financial statements of Transcender Corporation and pro forma condensed consolidated financial statements of the Company.

      (c)    Exhibits

EXHIBITS
NO.        DESCRIPTION

2.1 Stock Purchase Agreement, dated as of May 14, 1999, between Pearson Services Limited and Information Holdings Inc.**
3.1   Certificate of Incorporation*
3.2   Amended and Restated Bylaws
4.1   Specimen Common Stock Certificate*
4.2 Registration Rights Agreement among the Company, Warburg, Pincus Ventures, L.P., and Mason P. Slaine***
10.1 Employment Agreement, dated as of March 15, 2000, between Information Holdings Inc. and Mason P. Slaine+++

10.2 Employment Agreement, dated as of January 19, 1998, between Information Ventures LLC and Vincent A. Chippari*
10.3        Employment Agreement, dated as of May 17, 1999, between
            CRC Press LLC and Norman R. Snesil++
10.4 Employment Agreement, dated as of April 10, 2000, between Information Ventures LLC and Jay Nadler
10.5 Employment Agreement, dated as of November 6, 2000, between Transcender LLC and Aneel M. Pandey
10.6 Noncompetition Agreement, dated November 6, 2000, between Transcender LLC and Aneel M. Pandey
10.7 1998 Stock Option Plan of the Company (Amended and Restated as of March 26, 2001)
10.8 Asset Purchase Agreement, dated as of November 6, 2000, among Information Ventures LLC, Transcender LLC and Transcender Corporation****
10.9        Lease Agreement, dated December 1, 1980, between CRC Press, Inc.
            and Starkoff Associates*
10.10 Modification and Extension of Leases, dated January 1, 1994, between CRC Press, Inc. and Starkoff Associates*
10.11       Lease  Agreement, dated March 1, 1998, between R.P. Realty
            Company and MicroPatent LLC*
10.12 Credit Agreement, dated as of September 24, 1999, among the Company, Warburg, Pincus Information Ventures, Inc., Information Ventures LLC, and the lenders named herein, Bank of America, N.A., as Documentation Agent, Bankers Trust Company, as Administrative Agent+
10.13 Form of Pledge Agreement, dated as of September 24, 1999, entered into by the Company and its subsidiaries and Bankers Trust Company, as Collateral Agent+
10.14 Form of Security Agreement dated as of September 24, 1999, among the Company, Warburg, Pincus Information Ventures, Inc., Information Ventures LLC, certain of its subsidiaries and Bankers Trust Company, as Collateral Agent+
10.15       Form of Subsidiaries Guaranty, dated as of September 24, 1999+
21.1        List of subsidiaries of the Company
23.1        Consent of Ernst & Young LLP

-------------------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, Registration No. 333-56665.

** Incorporated herein by reference to the Current Report on Form 8-K, filed on August 20, 1999.

*** Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

**** Incorporated herein by reference to the Current Report on Form 8-K, filed on November 21, 2000.
+ Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on November 12, 1999.
++ Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on August 2, 1999.
+++ Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on August 11, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            INFORMATION HOLDINGS INC.

      By:   /s/ Vincent A. Chippari
            ----------------------------
            Vincent A. Chippari, Executive Vice President
              and Chief Financial Officer

      Date: March 27, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


   /s/ Mason P. Slaine                             /s/ Vincent  A.  Chippari
   -----------------------                         -----------------------------
   Mason P. Slaine                                 Vincent A. Chippari
   President, Chief Executive Officer and          Executive  Vice President and
   Director                                        Chief Financial Officer
   (Principal Executive Officer)                   (Principal Financial and
   March 27, 2001                                  Accounting Officer)
                                                   March 27, 2001



   /s/ Michael E. Danziger                         /s/ David R. Haas
   -----------------------                         -----------------------------
   Michael E. Danziger                             David R. Haas
   Director                                        Director
   March 27, 2001                                  March 27, 2001



   /s/ Sidney Lapidus                                /s/ David E. Libowitz
   -----------------------                         -----------------------------
   Sidney Lapidus                                    David E. Libowitz
   Director                                          Director
   March 27, 2001                                    March 27, 2001

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Information Holdings Inc.

We have audited the accompanying consolidated balance sheets of Information Holdings Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders'/members' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Holdings Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ ERNST & YOUNG LLP

New York, New York
February 22, 2001

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            DECEMBER 31, DECEMBER 31,
                                                                                2000       1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 96,375   $  7,551
   Short-term investments                                                       11,731       --
   Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
      SALES RETURNS OF $3,575 AND $2,621, RESPECTIVELY)                         23,378     16,997
   Inventories                                                                   6,472      5,078
   Prepaid expenses and other current assets                                     4,141      2,173
   Deferred income taxes                                                         2,489      2,137
                                                                              --------   --------
      Total current assets                                                     144,586     33,936
Property and equipment, net                                                      5,802      4,377
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $5,234 AND
   $3,249, RESPECTIVELY)                                                         4,188      3,478
Publishing rights and other identified intangible assets, net                   91,342     78,260
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $1,622 AND $320, RESPECTIVELY)     61,272     15,629
Other assets                                                                     3,806      2,978
                                                                              --------   --------
TOTAL                                                                         $310,996   $138,658
                                                                              ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations                           $    308   $    279
   Accounts payable                                                             20,156     13,339
   Accrued expenses                                                              5,089      3,360
   Accrued income taxes                                                           --        2,119
   Royalties payable                                                             1,204      1,304
   Deferred subscription revenue                                                10,429      9,280
                                                                              --------   --------
      Total current liabilities                                                 37,186     29,681

Capital leases                                                                   2,107      2,415
Deferred income taxes                                                           14,057     14,976
Other long-term liabilities                                                      1,372        651
                                                                              --------   --------
      Total liabilities                                                         54,722     47,723
                                                                              --------   --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                                  $   --     $   --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; issued and outstanding 21,611,970 shares at
   December 31, 2000 and 16,953,550 at December 31, 1999                           216        170
   Additional paid-in capital                                                  243,075     84,874
   Retained earnings                                                            12,983      5,891
                                                                              --------   --------
      Total stockholders' equity                                               256,274     90,935
                                                                              --------   --------
TOTAL                                                                         $310,996   $138,658
                                                                              ========   ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        2000               1999              1998

Revenues                                            $     73,289      $     58,778      $     46,651

Cost of sales                                             19,720            15,742            11,707
                                                    ------------      ------------      ------------
Gross profit                                              53,569            43,036            34,944
                                                    ------------      ------------      ------------
Operating expenses:

  Selling, general and administrative                     36,987            28,142            24,871

  Depreciation and amortization                            9,744             5,962             5,313

  Impairment of long-lived assets                          1,500                --                --

  Special bonuses                                             --                --             1,050
                                                    ------------      ------------      ------------
   Total operating expenses                               48,231            34,104            31,234
                                                    ------------      ------------      ------------
Income from operations                                     5,338             8,932             3,710
                                                    ------------      ------------      ------------
Other income (expense):

  Interest income                                          7,575             1,687             1,444

  Interest expense                                          (570)             (357)             (327)

  Other income (expense)                                       2               (18)               --
                                                    ------------      ------------      ------------
Income before income taxes                                12,345            10,244             4,827

Provision for income taxes                                 5,253             4,227                42
                                                    ------------      ------------      ------------
Net income                                          $      7,092      $      6,017      $      4,785
                                                    ============      ============      ============
Basic earnings per common share                     $       0.34      $       0.36
                                                    ============      ============
Average number of basic
  common shares outstanding                           20,583,190        16,945,210
                                                    ============      ============

Diluted earnings per common share                   $       0.34      $       0.35
                                                    ============      ============
Average number of diluted common
  shares outstanding                                  20,821,921        17,128,277
                                                    ============      ============
Pro forma income data (Unaudited):
  Income before income taxes, as reported                                               $      4,827
  Pro forma income taxes                                                                          42
                                                                                        ------------
  Pro forma net income                                                                  $      4,785
                                                                                        ============
  Pro forma basic and diluted earnings per
    common share earnings per common share                                              $       0.28
                                                                                        ============
  Pro forma average number of common shares
    outstanding                                                                           16,943,189
                                                                                        ============

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                            INFORMATION HOLDINGS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' EQUITY
                             YEARS ENDED DECEMBER 31
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                            COMMON STOCK
                                     -------------------------    ADDITIONAL      RETAINED
                                      NUMBER OF                     PAID-IN       EARNINGS         MEMBERS'
                                        SHARES        AMOUNT        CAPITAL       (DEFICIT)         EQUITY           TOTAL

Balance at January 1, 1998                   --     $       --     $       --     $   (4,911)     $   33,467      $   28,556

Exchange                             12,200,000            122         33,356             --         (33,478)             --
Initial public offering, net          4,722,356             47         51,144             --              --          51,191
Issuance of common stock
  to an employee                         20,833             --            250             --              --             250
Capital contribution                         --             --             --             --              11              11
Net income                                   --             --             --          4,785              --           4,785
                                     ----------     ----------     ----------     ----------      ----------      ----------

Balance at December 31, 1998         16,943,189            169         84,750           (126)             --          84,793

Common stock issued to employees
  from stock option exercises            10,361              1            124             --              --             125
Net income                                   --             --             --          6,017              --           6,017
                                     ----------     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1999         16,953,550            170         84,874          5,891              --          90,935

Issuance of common stock, net         4,500,000             45        155,088             --              --         155,133
Common stock issued to employees
  from stock option exercises           158,420              1          1,918             --              --           1,919
Income tax benefit from
  stock option exercises                     --             --          1,195             --              --           1,195
Net income                                   --             --             --          7,092              --           7,092
                                     ----------     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 2000         21,611,970     $      216     $  243,075     $   12,983              --      $  256,274
                                     ==========     ==========     ==========     ==========      ==========      ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                INFORMATION HOLDINGS INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31
                                      (IN THOUSANDS)


                                                                2000        1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   7,092    $   6,017    $   4,785
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                              2,210        1,592        1,192
      Amortization of goodwill and other intangibles            7,534        4,370        4,121
      Amortization of pre-publication costs                     2,297        2,469        2,413
      Deferred income taxes                                    (1,862)      (1,988)        (814)
      Impairment of long-lived assets                           1,500         --           --
      (Gain) loss on disposal of property and equipment            (3)          18         --
      Other                                                       142           36          250
      Changes in operating assets and liabilities:
         Accounts receivable, net                              (5,112)      (3,598)      (4,318)
         Inventories                                           (1,166)        (299)      (1,237)
         Prepaid expenses and other current assets             (1,371)        (116)        (479)
         Accounts payable and accrued expenses                  2,508        1,617         (566)
         Income tax benefit from stock options exercised        1,195         --            --
         Royalties payable                                       (100)        (631)         186
         Deferred subscription revenue                            585         (325)         948
         Other, net                                              (999)        (662)        (543)
                                                            ---------    ---------    ---------
   Net Cash Provided by Operating Activities                   14,450        8,500        5,938
                                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of property and equipment                14           11            2
   Purchases of property and equipment                         (2,800)      (1,397)      (1,327)
   Pre-publication costs                                       (3,020)      (2,267)      (2,390)
   Acquisitions of businesses and titles                      (64,862)     (53,430)      (4,202)
   Purchases of short-term investments                        (11,731)        --           --
                                                            ---------    ---------    ---------
      Net Cash Used in Investing Activities                   (82,399)     (57,083)      (7,917)
                                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital leases                          (279)        (261)        (233)
   Issuance of common stock in public offering, net           155,133         --         51,191
   Common stock issued from stock options exercised             1,919          125         --
   Financing costs for new credit facility                       --         (1,000)        --
   Net repayments under revolving credit facility                --           --         (2,000)
   Capital contributions                                         --           --             11
                                                            ---------    ---------    ---------
      Net Cash Provided by (Used in) Financing Activities     156,773       (1,136)      48,969
                                                            ---------    ---------    ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                   88,824      (49,719)      46,990

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    7,551       57,270       10,280
                                                            ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $  96,375    $   7,551    $  57,270
                                                            =========    =========    =========

SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                        $   8,531    $   4,824    $     187
                                                            =========    =========    =========
   Interest paid                                            $     571    $     372    $     340
                                                            =========    =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INFORMATION HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Information Ventures LLC (IV), a wholly owned subsidiary of Information Holdings Inc. (IHI), was formed on December 2, 1996 to create and build an information and publishing business. IV functions as a holding company and, through its wholly owned subsidiaries - CRC Press LLC (CRC Press), MicroPatent LLC (MicroPatent), Master Data Center, Inc. (MDC), and Transcender LLC (Transcender), provides information products and services to professional end-users in intellectual property, scientific and technical information and information technology (IT) learning markets. The Company's intellectual property businesses, which include MicroPatent and MDC, provide a broad array of databases, information products and complementary services for intellectual property professionals. The scientific and technology information business is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. Transcender is a leading online provider of IT certification test-preparation products. Its products include exam simulations for certifications from major hardware and software providers. IHI, together with IV and its subsidiaries are referred to as (the Company). Products are distributed on a worldwide basis, and IV has operating offices in the United States and in Europe.

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

On March 14, 2000, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3, pursuant to which the Company completed a public offering on March 20, 2000 of 4,500,000 shares of its common stock at a price of $36.50 per share. The net proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses was approximately $155,000,000. The net proceeds from this offering will be used to finance future acquisitions and for general corporate purposes (See Note 3).

The consolidated financial statements presented as of and for the three years ended December 31, 2000 include the accounts of IHI and subsidiaries, all of which are wholly owned. Because IHI had no business operations prior to the Exchange, the statement of operations for IHI for periods prior to August 12, 1998 are not included herein. The consolidated financial statements for the period January 1, 1998 to August 12, 1998 include the accounts of IV and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All acquisitions have been accounted for using the purchase method of accounting, and operating results have been included from the respective dates of acquisition.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The cost of these investments is equal to fair market value.

SHORT-TERM INVESTMENTS - At December 31, 2000, the Company held short-term investments in commercial paper, which was classified as held-to-maturity. The investments have a maturity date within one year and are stated at their amortized cost.

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable and sales returns consist of the following (in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                               2000        1999        1998

   Allowance, beginning of year             $ 2,621     $ 3,406     $   803
   Provision for uncollectible accounts
     and returns                              1,116         332       2,133
   (Write-off) recoveries of uncollectible
     accounts and deductions from reserves     (162)     (1,117)        470
                                            -------     -------     -------

   Allowance, end of year                   $ 3,575     $ 2,621     $ 3,406
                                            =======     =======     =======

INVENTORIES - Inventories, consisting primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

ADVERTISING COSTS - The cost of advertising is expensed as incurred. The majority of these costs relate to direct response marketing and is expensed upon mailing. The Company incurred approximately $6,565,000, $6,446,000, and $6,460,000 in advertising costs during fiscal 2000, 1999 and 1998, respectively. Direct mail related costs of approximately $1,147,000 and $245,000 was included in prepaid expenses and other current assets at December 31, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT - Depreciation is provided using the straight-line method over the following estimated useful lives:

   Furniture and equipment                                   3 - 7 years
   Computer equipment                                        3 - 5 years
   Leasehold improvements           Shorter of useful life or lease term
   Property under capital leases                           Life of lease

Gains or losses arising from dispositions are reported as income or expense. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

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

PUBLISHING RIGHTS AND OTHER IDENTIFIED INTANGIBLE ASSETS - Publishing rights and other identified intangible assets consist primarily of publication agreements, subscriber lists, databases, trademarks and related assets and are amortized using the straight-line method over their estimated useful lives ranging from 3-20 years. Non-compete agreements arising from acquisitions are amortized using the straight-line basis over the contractual term, currently 2-5 years.

GOODWILL - Goodwill consists of the excess of cost over the value of identifiable net assets of businesses acquired and is being amortized on a straight-line basis over their estimated useful lives of 15-20 years.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If the Company determines, based on such measures, that the carrying amount is impaired, the assets will be written down to its recoverable value with a corresponding charge to earnings. Based on these evaluations, there were no adjustments to the carrying value on long-lived assets in fiscal 1999 and 1998. During 2000 the Company formed an alliance with Intellectual Property Technology Exchange, Inc. (Techex) to jointly develop and market products to address the online needs of the technology licensing industry. In the fourth quarter of 2000, the Company determined that the value of its investment in Techex was impaired due to the inability of Techex to generate significant revenues. The evaluation of the recoverability of long-lived assets to be held and used is based on comparing the assets carrying amount with its fair value. Based on fair market value estimates, the Company recorded a charge of $1,500,000 to the Company's intellectual properties businesses to write down the carrying amount of the investment to estimated fair value. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual recovery of the remaining investment of $500,000 may vary from the current estimate. At December 31, 2000, the investment in Techex of $500,000 was included in the Consolidated Balance Sheet caption Other assets.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 as required during 2000. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

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

 STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensations." Since stock options will be granted by the Company with exercise prices equal to the market price of the underlying stock at the date of grant, no compensation expense is recognized.

FORWARD CONTRACTS - A subsidiary of the Company uses forward exchange contracts to hedge foreign currency transaction exposures of its operations. Deferred gains and losses are recognized in earnings when the underlying transactions are settled.

COMPUTATION OF EARNINGS PER COMMON SHARE - Basic earnings per common share is computed based on the weighted average outstanding common shares during the respective period. Diluted earnings per common share is computed based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options. For fiscal 1998 diluted shares had no impact on the computation of earnings per common share. No historical earnings per share or share data are presented for years prior to fiscal 1999, as the Company does not consider such historical data meaningful. The pro forma earnings per share presented were computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions, which are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

3.  ACQUISITIONS

On November 6, 2000, the Company acquired all of the assets of Transcender Corporation for cash consideration of approximately $60,000,000. Transcender is a leading provider of on-line IT certification products. Transcender develops content and related software distributed over the Internet and in other electronic media to information technology professionals seeking certification in numerous product areas and programming languages. The purchase price was allocated to net liabilities assumed of $1,654,000, publishing rights and other intangible assets of $14,900,000, goodwill of $46,354,000 and non-compete agreements of $400,000. Assets acquired and liabilities assumed have been recorded at their estimated fair values and useful lives. The Company has obtained an independent appraisal of the fair values of the identified intangible assets and their remaining useful lives. Goodwill is being amortized using the straight-line method over 15 years.

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

On July 19, 1999, the Company acquired all of the assets of Faxpat, Inc. (Faxpat) for cash consideration of approximately $9,300,000. Faxpat is a leading provider of patent documents and file histories to the legal and corporate markets. The purchase price was allocated to net tangible assets of $600,000, publishing rights and other intangible assets of $8,600,000 and non-compete agreements of $100,000.

On August 12, 1999, the Company acquired all of the outstanding capital stock of Master Data Center, Inc., a Michigan corporation, for cash consideration of $33,000,000. MDC provides patent annuity tax payment services for owners of intellectual property in domestic and foreign markets and complementary software products for managing patent and trademark portfolios. The purchase price as finalized in 2000 was allocated to net liabilities assumed of $8,700,000, and publishing rights and other intangible assets of $41,700,000. Assets acquired and liabilities assumed have been recorded at their estimated fair values and useful lives. The Company also recorded goodwill and an offsetting deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $16,249,000. This goodwill is being amortized using the straight-line method over 20 years. Amortization expense for the years ended December 31, 2000 and 1999 was $831,000 and $301,000, respectively.

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

The following unaudited pro forma information presents the results of operations of the Company, as if the 2000 acquisition of Transcender and the 1999 acquisitions of MDC, Optipat, and Faxpat had taken place as of January 1, 1999 and 1998, respectively are as follows (in thousands, except per share data):


                                                YEARS ENDED DECEMBER 31,
                                          ---------------------------------
                                              2000         1999        1998

    Revenues                              $ 89,405    $  81,768    $ 61,414
                                          ========    =========    ========
    Net income (loss)                     $  (208)    $   (760)    $  4,126
                                          ========    =========    ========
    Basic earnings (loss) per
      common share                        $ (0.01)    $  (0.04)    $   0.24
                                          ========    =========    ========
    Diluted earnings (loss) per
      common share                        $ (0.01)    $  (0.04)    $   0.24
                                          ========    =========    ========

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

4.  PROPERTY AND EQUIPMENT

Property and equipment (at cost) consisted of the following (in thousands):


                                                 DECEMBER 31,   DECEMBER 31,
                                                        2000           1999

   Buildings                                         $ 2,344        $ 2,344
   Furniture and equipment                             1,904          1,173
   Computer equipment                                  6,207          3,820
   Leasehold improvements                                801            521
                                                     -------        -------
                                                      11,256          7,858
   Less accumulated depreciation                       5,454          3,481
                                                     -------        -------
                                                     $ 5,802        $ 4,377
                                                     =======        =======

5.  PUBLISHING RIGHTS AND OTHER IDENTIFIED INTANGIBLE ASSETS

Publishing rights and other identified intangible assets consisted of the following (in thousands):


                                                 DECEMBER 31,   DECEMBER 31,
                                                        2000           1999

   Publishing rights and other identified
     intangibles                                    $107,942        $89,178
   Non-compete agreements                                867            317
                                                     -------        -------
                                                     108,809         89,495
   Less accumulated amortization                      17,467         11,235
                                                     -------        -------
                                                     $91,342        $78,260
                                                     =======        =======

6.  SPECIAL BONUSES

In conjunction with the initial public offering in August of 1998, a subsidiary entered into an employment agreement with an officer, whereby the employee was granted $800,000 in cash and $250,000 in stock. The Company recorded a pre-tax charge of $1,050,000 in the third quarter of 1998 related to this agreement. Accrued expenses at December 31,1998 included $800,000 of costs related to this agreement, which was subsequently paid out in January 1999.

7.  REVOLVING CREDIT FACILITY

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the periods ended December 31, 2000 and 1999, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of December 31, 2000, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

8.  INCOME TAXES

The provision for income taxes consists of the following (in thousands):


                                                YEARS ENDED DECEMBER 31,
                                             -------------------------------
                                               2000        1999        1998
   Current:
     Federal                                $ 6,133     $ 5,441     $   663
     State                                      922         830         220
   Deferred:
     Federal                                 (1,626)     (1,874)       (634)
     State                                     (176)       (170)       (207)
                                            -------     -------     -------
                                            $ 5,253     $ 4,227     $    42
                                            =======     =======     =======

The following represents a reconciliation between the actual income tax provision and income taxes computed by applying the statutory Federal income tax rate (35%) to income before income taxes:


                                                        YEARS ENDED  DECEMBER 31,
                                                        -------------------------
                                                              2000       1999

   Federal statutory rate                                  $ 4,321   $  3,585
   State and local taxes, net of Federal tax benefits          508        429
   Goodwill amortization not deductible for tax purposes       393        212
   Non-deductible permanent items                               31         19
   Other, net                                                    -        (18)
                                                           -------   --------
                                                           $ 5,253   $  4,227
                                                           =======   ========

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                DECEMBER 31,   DECEMBER 31,
                                                        2000           1999

   Current deferred tax assets:
     Allowance for accounts receivable              $  1,413      $   1,021
     Inventory                                           563            839
     Other, net                                          513            277
                                                    --------      ---------
   Net current deferred tax assets                  $  2,489      $   2,137
                                                    ========      =========

   Non-current deferred tax assets:
     Investment write-down                          $    574      $       -
     Lease obligation                                    924          1,025
                                                    --------      ---------
                                                       1,498          1,025
                                                    --------      ---------
   Non-current deferred tax liabilities:
     Property and equipment                             (132)          (566)
     Intangible assets                               (14,709)       (15,377)
     Capitalized software                               (692)           (58)
     Other                                               (22)             -
                                                    --------      ---------
                                                     (15,555)       (16,001)
                                                    --------      ---------

   Total long-term net deferred tax liabilities     $(14,057)     $ (14,976)
                                                    ========      =========

   Net deferred tax liabilities                     $(11,568)     $ (12,839)
                                                    ========      =========

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

The Pro forma income tax provision consists of the following (in thousands):


                                                                  YEAR ENDED
                                                                  ----------
                                                                 DECEMBER 31,
                                                                       1998
   Current:
     Federal                                                        $   636
     State                                                              247
   Deferred                                                            (841)
                                                                    -------
                                                                    $    42
                                                                    =======

The following represents a reconciliation between the pro forma income tax provision and income taxes computed by applying the statutory Federal income tax rate (35%) to pro forma income (loss) before income taxes:


                                                                   YEAR ENDED
                                                                   ----------
                                                                   DECEMBER 31,
                                                                       1998

   Federal statutory rate                                         $   1,641
   State and local taxes, net of Federal tax benefits                   342
   Valuation allowance                                               (1,960)
   Other, net                                                            19
                                                                  ---------
                                                                  $      42
                                                                  =========

During 1998, the Company determined that it was more likely than not that the future tax benefits arising from its deferred tax assets would be realized in the future due to the Company's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized an income tax benefit of $1,960,000.

10.  1998 STOCK OPTION PLAN

The Board of Directors has adopted the Company's 1998 Stock Option Plan (the
Plan), which provides for the granting of options to purchase not more than an aggregate of 866,886 shares of Common Stock, subject to adjustment as provided in the Plan. On April 25, 2000, the stockholders of the Company approved a 500,000 share increase in the number of shares reserved for issuance under the Plan to a total of 1,366,886 shares reserved for issuance. All directors and full-time employees of the Company are eligible to participate in the Plan. Each option granted pursuant to the Plan must provide for an exercise price per share that is at least equal to the fair market value per share of Common Stock on the date of grant. Options granted under the Plan are exercisable no earlier than one-year and no later than ten years from the grant date and vest in 25% increments over a four-year period from the date of grant. The exercise price of each option, the period during which each option may be exercised and the other terms and conditions of each option are determined by the Board of Directors. Options that have been granted to the Company's independent directors and certain executive officers have accelerated vesting schedules and exercisable lives.

A summary of stock option transactions under the Company's stock option plan for the five months ended December 31,1998 and for the years ended December 31, 1999 and 2000 is as follows:


                                                             WEIGHTED AVERAGE
                                                  SHARES      EXERCISE PRICE
   --------------------------------------------------------------------------
   Outstanding at January 1, 1998                      -          $      -
                                                --------------------------
       Granted                                   541,846             12.02
       Exercised                                       -                 -
       Canceled or Lapsed                        (12,513)            12.00
                                                --------------------------
   Outstanding at December 31, 1998              529,333             12.02
                                                --------------------------
       Granted                                   115,563             18.51
       Exercised                                 (10,361)            12.00
       Canceled or Lapsed                        (34,483)            12.09
                                                --------------------------
   Outstanding at December 31, 1999              600,052             13.26
                                                --------------------------
       Granted                                   501,408             32.67
       Exercised                                (158,420)            12.11
       Canceled or Lapsed                        (46,871)            16.75
                                                --------------------------
   OUTSTANDING AT DECEMBER 31, 2000              896,169          $  24.14
   -----------------------------------------------------------------------


   Shares exercisable at December 31, 1998       109,482          $  12.00
   Shares exercisable at December 31, 1999       314,245             12.04
   Shares exercisable at December 31, 2000       251,115          $  12.82

   ----------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2000:


                                Weighted
     Range of                 Avg. Remaining   Weighted                        Weighted
     Exercise     Number       Contractual      Average         Number         Average
      Prices    Outstanding       Life       Exercise Price   Exercisable    Exercisable
   --------------------------------------------------------------------------------------
   $12.00-$16.25   309,088      5.4 years      $  12.07         222,465        $   12.01
   $18.13-$20.69    94,873      8.6 years         18.71          27,702            18.74
   $24.75-$27.81   142,260      9.4 years         25.84              --               --
   $31.63-$33.75   145,548      9.8 years         33.28             948            31.63
   $36.75-$37.25   204,400      9.2 years         37.24              --               --
               --------------------------------------------------------------------------
                   896,169      7.9 Years      $  24.14         251,115        $   12.82
   ----------- --------------------------------------------------------------------------

At December 31, 2000, the total number of available shares to grant under the Plan was 301,936.

The Company accounts for its stock option plan under the provisions of APB Opinion 25 and related Interpretations, "Accounting for Stock Issued to Employees," which utilizes the intrinsic value method. No compensation cost has been recognized related to the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value of the options at the dates of grant consistent with the requirements of SFAS No.123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                              2000        1999         1998
  Net income applicable to
    common shareholders:
           As reported                      $ 7,092     $ 6,017     $ 4,785
           Pro forma                        $ 5,943     $ 5,697     $ 4,691

   Basic earnings per common share:
           As reported                      $  0.34     $  0.36     $  0.28
           Pro forma                        $  0.29     $  0.34     $  0.28

   Diluted earnings per common share:
           As reported                      $  0.34     $  0.35     $   0.28
           Pro forma                        $  0.29     $  0.33     $   0.28

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of stock options granted in 2000, 1999 and 1998 was estimated at the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:


                                                YEARS ENDED DECEMBER 31,
                                              ------------------------------
                                               2000        1999         1998

   Risk free interest rate                      6.4%        6.0%        5.5%
   Expected life of option grants (years)        5           5           5
   Expected volatility                         75.45%      67.62%      25.0%
   Expected dividend yield                       0           0           0

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

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the period indicated.


                                                     YEARS ENDED DECEMBER 31,
                                                     -------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                     2000        1999

   Basic:
      Net income                                         $  7,092    $  6,017
      Average shares outstanding                           20,583      16,945
                                                         --------    --------

   Basic EPS                                             $   0.34    $   0.36
                                                         ========    ========
   Diluted:
      Net income                                         $  7,092    $  6,017
                                                         ========    ========

      Average shares outstanding                           20,583      16,945
      Net effect of dilutive stock options
        based on the treasury stock method                    239         183
                                                         --------    --------
   Total                                                   20,822      17,128
                                                         ========    ========

   Diluted EPS                                           $   0.34    $   0.35
                                                         ========    ========

In 2000, 351,448 stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

13.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company primarily leases office and warehouse space, office and computer equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property, and certain leases include escalation clauses.

The future noncancelable minimum lease payments under operating leases and under capital leases including estimated escalation amounts as of December 31, 2000 are as follows (in thousands):


                                                       OPERATING   CAPITAL
                                                          LEASES    LEASES
Year ending December 31,
       2001                                              $  2,063   $   519
       2002                                                 1,862       536
       2003                                                 1,635       553
       2004                                                 1,650       572
       2005                                                 1,445       591
       Thereafter                                           1,861       354
                                                         --------   -------
   Total minimum lease payments                          $ 10,516     3,125
                                                         ========   =======


Less amount representing unamortized interest                           710
                                                                    -------
Present value of net minimum lease payments                           2,415
Less current maturities                                                 308
                                                                    -------

Long-term obligation                                                $ 2,107
                                                                    =======

Assets recorded under capital leases and the related depreciation are included in Property and equipment as follows (in thousands):


                                                DECEMBER 31,   DECEMBER 31,
                                                        2000           1999

   Buildings                                         $ 2,344        $ 2,344
   Computer equipment                                     86             86
                                                     -------        -------
                                                       2,430          2,430
   Less accumulated depreciation                       1,066            820
                                                     -------        -------
                                                     $ 1,364        $ 1,610
                                                     =======        =======

Rental expense for operating leases amounted to approximately $1,706,000, $1,323,000 and $1,048,000 for each of the years ended December 31, 2000, 1999 and 1998, respectively.

LEGAL PROCEEDINGS - From time to time, the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations, or net cash flows of the Company.

14.  EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) savings plan (the Plan). Employees are eligible to participate in the Plan upon the attainment of age 21 and the completion of one-year of credited service (effective January 1, 2000, six months of employment with the Company). Employees of Master Data Center, Inc. as of August 12, 1999 and Transcender employees as of November 6, 2000 will receive prior service credit in determining eligibility in the Plan. Participants may make pre-tax contributions subject to Internal Revenue Service limitations. The Company, via the subsidiaries, matches 50% of an employee's contribution up to a maximum of 6% of eligible compensation. In addition, at its discretion, the Company may make additional contributions to the Plan; no such contributions were made in fiscal years 2000, 1999 and 1998, respectively. Participant contributions and earnings thereon vest immediately. Matching contributions and earnings thereon vest in equal amounts over a three-year period. Nonvested balances are forfeited and used to offset future employer contributions.

The Company's contributions under these plans for each of the three years ended December 31, 2000, 1999, and 1998 were approximately $320,000, $211,000 and
$198,000, respectively. The significant increase in fiscal 2000 over amounts contributed in fiscal 1999 reflects the addition of employees as a result of acquisitions.

15.  RELATED PARTY TRANSACTION

During fiscal 1999 and 1998, a subsidiary of the Company transacted business in the amount of approximately $160,000 and $250,000, respectively, with a mail house owned by a brother-in-law of Dennis Buda, the former President of CRC Press. In October 1999, the subsidiary discontinued its relationship with this mail order house. The rates charged by this mail house were at comparable rates charged by other mail houses serving the Company.

16.  SEGMENT INFORMATION

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

The Company has three reportable segments: intellectual property, scientific and technology information and information technology learning. The intellectual property segment, which includes MicroPatent and MDC, provides a broad array of databases, information products and complementary services for intellectual property professionals. The scientific and technology information segment is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. The information technology learning segment was created in fiscal 2000 as a result of the Company's strategic acquisition of Transcender. Transcender is a leading online provider of IT certification test-preparation products. Other includes unallocated corporate items.

The following tables set forth the information for the Company's reportable segments for the periods indicated (in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                             -------------------------------
                                                  2000       1999       1998
REVENUES FROM EXTERNAL CUSTOMERS:
   Intellectual property                     $  30,228   $ 17,571   $  7,727
   Scientific and technology information        38,984     41,207     38,924
   Information technology learning               4,077          -          -
                                             ---------   --------   --------
                                             $  73,289   $ 58,778   $ 46,651
                                             =========   ========   ========

EBITDA:
   Intellectual property                     $   7,839   $  7,383   $  3,052
   Scientific and technology information        10,262     11,695     10,920
   Information technology learning               1,760          -          -
   Other                                        (2,480)    (1,733)    (2,536)
                                             ---------   --------   --------
                                             $  17,381   $ 17,345   $ 11,436
                                             =========   ========   ========

OPERATING INCOME:
   Intellectual property                     $   1,072   $  3,466   $   (520)
   Scientific and technology information         5,967      7,205      6,766
   Information technology learning                 790          -          -
   Other                                        (2,491)    (1,739)    (2,536)
                                             ---------   --------   --------
                                             $   5,338   $  8,932   $  3,710
                                             =========   ========   ========

SEGMENT ASSETS:
   Intellectual property                     $  96,904   $ 88,477   $  5,195
   Scientific and technology information        42,825     43,330     43,245
   Information technology learning              66,147          -          -
   Other                                       105,120      6,851     56,351
                                             ---------   --------   --------
                                             $ 310,996   $138,658   $104,791
                                             =========   ========   ========

DEPRECIATION AND AMORTIZATION: (1)
   Intellectual property                     $   6,769   $  3,917   $  3,572
   Scientific and technology information         4,290      4,508      4,154
   Information technology learning                 971          -          -
   Other                                            11          6          -
                                             ---------   --------   --------
                                             $  12,041   $  8,431   $  7,726
                                             =========   ========   ========

CAPITAL EXPENDITURES:
   Intellectual property                     $   2,263   $    821   $    661
   Scientific and technology information           444        546        666
   Information technology learning                  64          -          -
   Other                                            29         30          -
                                             ---------   --------   --------
                                             $   2,800   $  1,397   $  1,327
                                             =========   ========   ========

(1) Depreciation and amortization includes $2,297,000, $2,469,000, and $2,413,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three years in the period ended December 31, 2000, respectively.

A reconciliation of combined EBITDA for the intellectual property, scientific and technology information, and information technology learning segments to consolidated income before income taxes is as follows (in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                  2000       1999       1998
Total EBITDA for reportable segments         $  19,861   $ 19,078   $ 13,972
Corporate expenses                              (2,480)    (1,733)    (2,536)
Interest income                                  7,005      1,330      1,117
Depreciation and amortization (1)              (12,041)    (8,431)    (7,726)
                                             ---------   --------   --------
Income before income taxes                   $  12,345   $ 10,244   $  4,827
                                             =========   ========   ========

The following table presents revenues by geographic location (in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                  2000      1999        1998
      United States                          $  59,461   $ 40,845   $ 34,974
      Europe                                     5,824      9,506      7,970
      Others                                     8,004      8,427      3,707
                                             ---------   --------   --------
                                             $  73,289   $ 58,778   $ 46,651
                                             =========   ========   ========

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

The Company invests its excess cash in high quality short-term liquid money market instruments and commercial paper. The Company has a policy of making investments only with institutions that have at least an "A" credit rating from a national rating agency. The investments generally mature within six months. The Company has not incurred losses related to these investments.

The Company maintains its cash in demand deposit accounts, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2000, the Company had approximately $13,320,000 of cash in excess of FDIC insurance limits. The Company believes that the risk of any loss is minimal based on the financial condition of the institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Company's borrowings under its capitalized lease obligations approximates fair value based on quoted market prices for the same or similar instruments.

The fair value of the Company's forward contracts is estimated based on quoted market prices of comparable contracts.

OFF BALANCE SHEET RISK - The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At December 31, 2000, the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than three months, aggregating approximately $8,809,000. Realized gains and losses relating to the forward contracts were immaterial for the year ended December 31, 2000.