Form 10-Q
period 2001-03-31
INFORMATION HOLDINGS INC
filed 2001-05-15
CIK 1063744

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


For the quarterly period ended:     MARCH 31, 2001
                                    --------------

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

         As of March 31, 2001, there were 21,615,798 shares of the Company's common stock, par value $0.01 per share outstanding.


================================================================================

                            INFORMATION HOLDINGS INC.

                                      INDEX


                                                                                              PAGE NUMBER
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets
                As of March 31, 2001 (Unaudited) and December 31, 2000                              1

              Consolidated Statements of Operations (Unaudited) for the
                Three Months Ended March 31, 2001 and 2000                                          2

              Consolidated Statements of Cash Flows (Unaudited) for the
                Three Months Ended March 31, 2001 and 2000                                          3

              Notes to Consolidated Financial Statements (Unaudited)                                4

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                           8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                           11

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                            12

Item 6.       Exhibits and Reports on Form 8-K                                                     12

              Signature                                                                            13

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                             2001                 2000
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $    75,618          $    96,375
     Short-term investments                                                                15,659               11,731
     Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $3,443 AND $3,575, RESPECTIVELY)                                 26,729               23,378
     Inventories                                                                            6,509                6,472
     Prepaid expenses and other current assets                                              5,128                4,141
     Deferred income taxes                                                                  2,489                2,489
                                                                                      -----------          -----------
         Total current assets                                                             132,132              144,586
Property and equipment, net                                                                 6,473                5,802
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $3,656 AND
     $5,234, RESPECTIVELY)                                                                  4,278                4,188
Publishing rights and other identified intangible assets, net                             100,694               91,342
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $2,604 AND
      $1,622, RESPECTIVELY)                                                                71,919               61,272
Other assets                                                                                5,532                3,806
                                                                                      -----------          -----------

TOTAL                                                                                    $321,028          $   310,996
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                                 $       319          $       308
     Accounts payable                                                                      21,734               20,156
     Accrued expenses                                                                       6,087                5,089
     Accrued income taxes                                                                   1,843                    -
     Royalties payable                                                                        518                1,204
     Deferred subscription revenue                                                         13,973               10,429
                                                                                      -----------          -----------
         Total current liabilities                                                         44,474               37,186

Capital leases                                                                              2,021                2,107
Deferred income taxes                                                                      13,852               14,057
Other long-term liabilities                                                                 1,357                1,372
                                                                                      -----------         ------------
         Total liabilities                                                                 61,704               54,722
                                                                                      -----------          -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                                         $         -          $         -
     Common stock, $.01 par value; 50,000,000 shares authorized, issued and outstanding 21,615,798 shares at March 31, 2001
      and 21,611,970 shares at December 31, 2000                                              216                  216
     Additional paid-in capital                                                           243,121              243,075
     Retained earnings                                                                     15,987               12,983
                                                                                      -----------          -----------
         Total stockholders' equity                                                       259,324              256,274
                                                                                      -----------          -----------

TOTAL                                                                                    $321,028             $310,996
                                                                                      ===========          ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           -------------------------------------
                                                                                    2001                    2000
Revenues                                                                   $      24,244           $      16,090
Cost of sales                                                                      5,574                   4,570
                                                                           -------------           -------------
Gross profit                                                                      18,670                  11,520
                                                                           -------------           -------------
Operating expenses:
   Selling, general and administrative                                            11,220                   6,896
   Depreciation and amortization                                                   3,851                   2,190

                                                                           -------------           -------------
      Total operating expenses                                                    15,071                   9,086
                                                                           -------------           -------------
Income from operations                                                             3,599                   2,434
                                                                           -------------           -------------
Other income (expense):
   Interest income                                                                 1,642                     443
   Interest expense                                                                 (136)                   (145)
   Other expense                                                                      (3)                      -
                                                                           -------------           -------------
Income before income taxes                                                         5,102                   2,732
Provision for income taxes                                                         2,098                   1,177
                                                                           -------------           -------------
Net income                                                                 $       3,004           $       1,555
                                                                           =============           =============
Basic and diluted earnings per common share amounts:
    Net income                                                             $        0.14           $        0.09
                                                                           =============           =============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
                                                                                         2001              2000
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $     3,004      $      1,555
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                                                       728               441
       Amortization of goodwill and other intangibles                                   3,123             1,749
       Amortization of pre-publication costs                                              634               496
       Deferred income taxes                                                             (204)             (211)
       Loss on disposal of property and equipment                                           3                 -
       Other                                                                               34                36
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                       345            (1,382)
           Inventories                                                                    (37)             (238)
           Prepaid expenses and other current assets                                     (444)             (424)
           Accounts payable and accrued expenses                                        1,809             3,401
           Royalties payable                                                             (686)             (682)
           Deferred subscription revenue                                                  845             1,235
           Other, net                                                                    (347)             (456)
                                                                                  -----------      ------------
       Net Cash Provided by Operating Activities                                        8,807             5,520
                                                                                  -----------      ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of property and equipment                                        2                 -
    Purchases of property and equipment                                                  (994)             (382)
    Pre-publication costs                                                                (724)             (234)
    Purchases of short-term investments                                                (3,928)                -
    Acquisitions of businesses                                                        (23,891)              (94)
                                                                                  -----------      ------------
       Net Cash Used in Investing Activities                                          (29,535)             (710)
                                                                                  -----------      ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital leases                                                  (75)              (71)
    Issuance of common stock in public offering, net                                        -           155,000
    Common stock issued from stock options exercised                                       46             1,052
                                                                                  -----------      ------------
       Net Cash (Used in) Provided by Financing Activities                                (29)          155,981
                                                                                  -----------      ------------
    NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                                                         (20,757)          160,791

    CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                             96,375             7,551
                                                                                  -----------      ------------
    CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                              $    75,618      $    168,342
                                                                                  ===========      ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.       BASIS OF PRESENTATION

         The consolidated balance sheet of Information Holdings Inc. (IHI , or the Company) at December 31, 2000 has been derived from IHI's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by IHI and are unaudited. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the notes thereto contained in IHI's Annual Report on Form 10-K.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of March 31, 2001, and the consolidated results of operations and cash flows for the periods presented herein. Results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         Inventories, consisting primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

C.       PRE-PUBLICATION COSTS

         Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 2001 and 2000, the Company removed from its Balance Sheets fully amortized Pre-publication costs with a cost of approximately $2,212,000 and $3,554,000, respectively.

D.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                                         2001                2000
         Basic:
           Net income                                                             $       3,004      $        1,555
           Average shares outstanding                                                    21,615              17,567
                                                                                  -------------      --------------
         Basic EPS                                                                $        0.14      $         0.09
                                                                                  =============      ==============
         Diluted:
           Net income                                                             $       3,004      $        1,555
                                                                                  =============      ==============
           Average shares outstanding                                                    21,615              17,567
           Net effect of dilutive stock options -
           based on the treasury stock method                                               178                 301
                                                                                  -------------      --------------
         Total                                                                           21,793              17,868
                                                                                  =============      ==============
         Diluted EPS                                                              $        0.14      $         0.09
                                                                                  =============      ==============

         During the first quarter of 2001, employees exercised stock options to acquire 3,828 shares at an exercise price of $12.00 per share.

E.       ACQUISITIONS

         On March 29, 2001, the Company acquired the IDRAC business of
         IMS Health for potential cash consideration of $10,500,000, including an initial payment of $5,500,000 in cash and a contingent payment of $5,000,000 based on the future results of IDRAC. In a separate transaction, the Company also entered into multiple perpetual license agreements with IMS Health and certain affiliates for aggregate cash consideration of approximately $17,000,000. IDRAC, based in France, is a leading provider to pharmaceutical companies worldwide of regulatory and intellectual property information related to pharmaceutical product registrations. The Company is currently in the process of obtaining an independent appraisal regarding the purchase price allocation and determination of the useful lives of the assets acquired.

         On November 6, 2000, the Company acquired all of the assets of Transcender Corporation for cash consideration of approximately $60,000,000. Transcender develops content and related software distributed over the Internet and in other electronic media to information technology professionals seeking certification in numerous product areas and programming languages.

         The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective date of acquisition.

         The following unaudited proforma information presents the results of operations of the Company, as if the 2000 acquisition of Transcender had taken place as of January 1, 2000, is as follows:

                                                                                                      THREE MONTHS
                                                                                                         ENDED
                                                                                                     --------------
                                                                                                          MARCH 31,
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                                 2000
         Revenues                                                                                    $       20,331
                                                                                                     ==============
         Net income                                                                                  $          280
                                                                                                     ==============
         Basic earnings per common share                                                             $         0.02
                                                                                                     ==============
         Diluted earnings per common share                                                           $         0.02
                                                                                                     ==============

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

F.       SEGMENT INFORMATION

         The Company has three reportable segments: intellectual property (IP), scientific and technology information (STI) and information technology learning (ITL). The intellectual property segment, which includes MicroPatent, MDC, and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals. The scientific and technology information segment is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. The information technology-learning segment was created in the fourth quarter of fiscal 2000 as a result of the Company's strategic acquisition of Transcender. Transcender is a leading online provider of IT certification test-preparation products.

                                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                MARCH 31, 2001                     MARCH 31, 2000
                                                     ----------------------------------      --------------------------
                                                                    SEGMENT                            SEGMENT
                                                          IP          STI         ITL            IP              STI
                                                     ----------  ----------  ----------      -----------    -----------
         (IN THOUSANDS)
         Revenues from external customers            $    8,105  $    9,011  $    7,128      $     7,245    $     8,845
         EBITDA                                           2,567       2,262       3,960            3,244          2,241
         Operating income                                   839       1,140       2,332            1,562          1,238
         Segment assets                                 125,925      41,996      62,592           96,341         40,108

         A reconciliation of combined EBITDA for the intellectual property, scientific and technology information, and information technology learning segments to consolidated income before income taxes is as follows:

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
         (IN THOUSANDS)                                                                2001                2000
         Total EBITDA for reportable segments                                     $       8,789      $        5,485
         Corporate expenses                                                                (708)               (365)
         Interest income                                                                  1,506                 298
         Depreciation and amortization (1)                                               (4,485)             (2,686)
                                                                                  -------------      --------------
         Income before income taxes                                               $       5,102      $        2,732
                                                                                  =============      ==============

         (1) Depreciation and amortization includes $634,000 and $496,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three month periods ended March 31, 2001 and 2000, respectively.

H.       SUBSEQUENT EVENTS

         On April 24, 2001, the stockholders of the Company approved a 600,000 share increase in the number of shares reserved for issuance under the Company's 1998 Stock Option Plan to a total of 1,966,886 shares reserved for issuance.

         On May 3, 2001, the Company completed the acquisition of a 49% interest in GSI Office Management GmbH (GSI) for cash consideration of approximately $3,400,000, with an option to acquire the remaining 51% interest after three years. GSI, based in Germany, is a leading provider of intellectual property management software.

         On May 15, 2001, the Company acquired the stock of Parthenon Publishing Group (Parthenon), for cash consideration of approximately $8,000,000. Parthenon, based in the United Kingdom, is a leading provider of medical and environmental reference products. Parthenon produces a wide range of books, journals and electronic products covering environmental topics and 35 medical subject areas.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2001 Compared to
Three Months Ended March 31, 2000
----------------------------------------------

REVENUES. In the first quarter of 2001, the Company had revenues of $24.2 million compared with revenues of $16.1 million in the first quarter of 2000, an increase of $8.1 million or 50.7%. The increase in revenues is primarily due to strong results associated with IT learning products as a result of the acquisition of Transcender in November 2000. Revenues also increased in the Company's Intellectual Property Group based on internal growth in sales of patent information and strong patent annuity payment revenues. Revenues increased slightly in the Company's scientific reference business, with strong results in international book sales offsetting lower domestic sales.

COST OF SALES. Cost of sales increased $1.0 million or 22.0% to $5.6 million in the first quarter of 2001 compared to $4.6 million in the corresponding quarter in 2000. Cost of sales expressed as a percentage of revenues in the first quarter of 2001 decreased to 23.0% from 28.4% for the corresponding quarter of 2000. The improvement in gross profit margins over the comparable period in 2000 is primarily attributable to the acquisition of Transcender, which has higher gross margins than the other existing units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses increased $4.3 million or 62.7% in the first three months of 2001, to $11.2 million from $6.9 million in the first three months of 2000. Increased SG&A expenses relate primarily to the operating expenses of Transcender, which was acquired in 2000 and development expenses of CorporateIntelligence.com. SG&A expenses as a percentage of revenues increased to 46.3% in the first quarter of 2001, compared with 42.9% in the corresponding 2000 period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the first quarter of 2001 increased $1.7 million, or 75.8%, to $3.9 million from $2.2 million in the corresponding quarter in 2000, primarily as a result of the amortization of intangible assets related to the acquisition of Transcender in November 2000.

INTEREST INCOME (EXPENSE). Net interest income increased to $1.5 million from $0.3 million due primarily to interest earned on the proceeds from the secondary public stock offering completed in March 2000.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended March 31, 2001 is 41.1%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 43.1% in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES:

In the first quarter of fiscal 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155.0 million of net proceeds. The proceeds from this offering will be used to finance future acquisitions and for general corporate purposes. See Note E-ACQUISITONS and Note H - SUBSEQUENT EVENTS. Pending such uses, the remaining net proceeds will be invested in short-term, investment grade securities.

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the period ended March 31, 2001, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of March 31, 2001, the Company was in compliance with all covenants.

Cash and cash equivalents, including short-term investments totaled $91.3 million at March 31, 2001 compared to $108.1 million at December 31, 2000. Excluding cash, cash equivalents, and short-term investments the Company had a working capital deficit of $(3.6) million at March 31, 2001 compared to a working capital deficit of $(0.7) million at December 31, 2000. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at March 31, 2001 are obligations related to patent annuity payments and deferred subscription revenue of approximately $32.7 million.

Cash generated from operating activities was $8.8 million for the three months ended March 31, 2001, derived from net income of $3.0 million plus non-cash charges of $4.3 million plus an increase in operating liabilities, net of assets of $1.5 million. This increase in net operating liabilities is primarily the result of an increase in income tax liabilities offset by the payment of expenses related to book publishing operations.

Cash used in investing activities was $29.5 million for the three months ended March 31, 2001 due to acquisition costs for businesses of $23.9 million and capital expenditures, including pre-publication costs, of $1.7 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive. The Company also invested an additional $3.9 million in short-term investments in commercial paper, which are scheduled to mature in the third quarter of 2001.

Cash used in financing activities was immaterial for the three months ended March 31, 2001. The Company has no outstanding debt obligations as of March 31, 2001 related to the new Credit Facility.

The Company believes that funds generated from operations, together with cash on hand and borrowings available under its Credit Facility will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. For the year 2001, the Company anticipates that funding requirements for CorporateIntelligence.com will continue to decrease and subsequent to fiscal 2001, they will not be significant. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

SEASONALITY

The Company's business is somewhat seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on publication schedules and other factors. In 2000, 31% of the Company's revenues were generated during the fourth quarter with the first, second and third quarters accounting for 22%, 22% and 25% of revenues, respectively. In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions and new product launches.

EFFECTS OF INFLATION

The Company believes that inflation has not had a material impact on the results of operations presented herein.

FORWARD-LOOKING STATEMENTS

The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, and intentions that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company's disclosures under the heading IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS contained in the Company's 2000 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

 The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

 The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of March 31, 2001, the Company had no outstanding borrowings under the Credit Facility.

 The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual payments to related international regulatory agencies. At March 31, 2001, the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than five months, aggregating approximately $15,205,000. Realized gains and losses relating to the forward contracts were immaterial for the three months ended March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

 The following report relates to the Company's secondary public stock offering:

 Commission file number of registration statement:                     333-30202
 Effective Date:                                                  March 14, 2000

 Expenses incurred through March 31, 2001:
         Underwriting discounts                              $        8,595,000
         Other expenses                                      $          522,000
         Total expenses                                      $        9,117,000

 Application of proceeds through March 31, 2001:
         Acquisitions of businesses and titles               $       88,753,250
         Temporary investments                               $       66,246,750
           (Commercial paper and money market funds)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b)  Reports on Form 8-K:

              On March 29, 2001, the Company filed a Current Report on Form 8-K (the Form 8-K) reporting that the Company acquired the stock of IDRAC SAS from IMS Health. The Company in a separate transaction also reported that it had agreed to acquire a 49% interest in GSI Office Management GmbH. The Company has an option to acquire the remaining 51% after three years.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFORMATION HOLDINGS INC.



Date: May 15, 2001                By: /s/ Vincent A. Chippari
     --------------               -------------------------
                                  Vincent A. Chippari
                                  Executive Vice President and
                                  Chief Financial Officer

                                  Signing on behalf of the registrant and
                                  as principal financial and accounting officer