Form 10-Q
period 2001-06-30
INFORMATION HOLDINGS INC
filed 2001-08-14
CIK 1063744

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

For the quarterly period ended: JUNE 30, 2001
                                -------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of June 30, 2001, there were 21,668,970 shares of the Company's common stock, par value $0.01 per share outstanding.

                            INFORMATION HOLDINGS INC.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets                                        1
          As of June 30, 2001 (Unaudited) and December 31, 2000

        Consolidated Statements of Operations (Unaudited) for the          2
          Three Months Ended June 30, 2001 and 2000 and
          Six Months Ended June 30, 2001 and 2000

        Consolidated Statements of Cash Flows (Unaudited) for the          3
          Six Months Ended June 30, 2001 and 2000

        Notes to Consolidated Financial Statements (Unaudited)             4

Item 2. Management's Discussion and Analysis of Financial Condition        9
          and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk        13

PART II.OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                         14

Item 4. Submission of Matters to a Vote of Security Holders               14

Item 6. Exhibits and Reports on Form 8-K                                  15

        Signature                                                         16

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        JUNE 30,   DECEMBER 31,
                                                                            2001           2000
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $  55,482      $  96,375
     Short-term investments                                               20,583         11,731
     Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $3,178 AND $3,575, RESPECTIVELY)                26,624         23,378
     Inventories                                                           7,113          6,472
     Prepaid expenses and other current assets                             5,750          3,649
     Income tax receivable                                                 2,927            492
     Deferred income taxes                                                 2,489          2,489
                                                                       ---------      ---------
         Total current assets                                            120,968        144,586
Property and equipment, net                                                6,797          5,802
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $4,320 AND
     $5,234, RESPECTIVELY)                                                 4,861          4,188
Publishing rights and other identified intangible assets, net            112,339         91,342
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $3,879 AND
      $1,622, RESPECTIVELY)                                               76,667         61,272
Other assets                                                               7,878          3,806
                                                                       ---------      ---------

TOTAL                                                                  $ 329,510      $ 310,996
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                  $     331      $     308
     Accounts payable                                                     21,546         20,156
     Accrued expenses                                                      5,387          5,089
     Royalties payable                                                     1,317          1,204
     Deferred subscription revenue                                        12,871         10,429
                                                                       ---------      ---------
         Total current liabilities                                        41,452         37,186

Capital leases                                                             1,934          2,107
Deferred income taxes                                                     22,596         14,057
Other long-term liabilities                                                1,472          1,372
                                                                       ---------      ---------
         Total liabilities                                                67,454         54,722
                                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                          $      --      $      --
     Common stock, $.01 par value; 50,000,000 shares authorized, issued and outstanding 21,668,970 shares at June 30, 2001
      and 21,611,970 shares at December 31, 2000                             216            216
     Additional paid-in capital                                          244,064        243,075
     Retained earnings                                                    17,891         12,983
     Accumulated other comprehensive loss                                   (115)            --
                                                                       ---------      ---------
         Total stockholders' equity                                      262,056        256,274
                                                                       ---------      ---------

TOTAL                                                                  $ 329,510      $ 310,996
                                                                       =========      =========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                       --------------------    --------------------
                                                           2001        2000        2001        2000
Revenues                                               $ 25,314    $ 16,180    $ 49,558    $ 32,270
Cost of sales                                             5,968       4,581      11,542       9,151
                                                       --------    --------    --------    --------
Gross profit                                             19,346      11,599      38,016      23,119
                                                       --------    --------    --------    --------
Operating expenses:
   Selling, general and administrative                   12,336       7,887      23,556      14,783
   Depreciation and amortization                          4,747       2,247       8,598       4,437

                                                       --------    --------    --------    --------
      Total operating expenses                           17,083      10,134      32,154      19,220
                                                       --------    --------    --------    --------
Income from operations                                    2,263       1,465       5,862       3,899
                                                       --------    --------    --------    --------
Other income (expense):
   Interest income                                        1,060       2,414       2,702       2,857
   Interest expense                                        (136)       (142)       (272)       (287)
   Other income (expense)                                    --           3          (3)          3
                                                       --------    --------    --------    --------
Income before income taxes                                3,187       3,740       8,289       6,472
Provision for income taxes                                1,283       1,569       3,381       2,746
                                                       --------    --------    --------    --------
Net income                                             $  1,904    $  2,171    $  4,908    $  3,726
                                                       ========    ========    ========    ========
Basic and diluted earnings per common share amounts:
   Net income                                          $   0.09    $   0.10    $   0.23    $   0.19
                                                       ========    ========    ========    ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ----------------------
                                                                  2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $   4,908    $   3,726
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                              1,553          939
       Amortization of goodwill and other intangibles            7,045        3,498
       Amortization of pre-publication costs                     1,304        1,110
       Deferred income taxes                                      (561)        (422)
       Loss (gain) on disposal of property and equipment             3           (3)
       Other                                                        70           71
       Changes in operating assets and liabilities:
           Accounts receivable, net                               (287)        (660)
           Inventories                                            (327)        (670)
           Prepaid expenses and other current assets            (1,214)        (644)
           Accounts payable and accrued expenses                (4,292)       2,893
           Income tax benefit from stock options exercised         306           --
           Income taxes                                         (2,435)        (964)
           Deferred subscription revenue                          (410)         (57)
           Other, net                                             (590)        (948)
                                                             ---------    ---------
       Net Cash Provided by Operating Activities                 5,073        7,869
                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of businesses and titles                      (34,066)      (2,962)
    Purchases of property and equipment                         (2,006)      (1,244)
    Pre-publication costs                                       (1,577)        (985)
    Purchases of short-term investments                         (8,852)          --
    Proceeds from disposal of property and equipment                 2           14
                                                             ---------    ---------
       Net Cash Used in Investing Activities                   (46,499)      (5,177)
                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock in public offering, net                --      155,000
    Common stock issued from stock options exercised               683        1,396
    Principal payments on capital leases                          (150)        (140)
                                                             ---------    ---------
       Net Cash Provided by Financing Activities                   533      156,256
                                                             ---------    ---------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                       (40,893)     158,948
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                      96,375        7,551
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                         $  55,482    $ 166,499
                                                             =========    =========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.    BASIS OF PRESENTATION

      The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 2000 has been derived from IHI's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by IHI and are unaudited. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the notes thereto contained in IHI's Annual Report on Form 10-K.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of June 30, 2001, and the consolidated results of operations and cash flows for the periods presented herein. Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

B.    INVENTORIES

      Inventories, consisting primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market. The vast majority of inventories are books, which are reviewed periodically on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

C.    PRE-PUBLICATION COSTS

      Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 2001 and 2000, the Company removed from its Balance Sheets fully amortized Pre-publication costs with a cost of approximately $2,218,000 and $3,554,000, respectively.

D.    INVESTMENT IN UNCONSOLIDATED AFFILIATE

      On May 3, 2001, the Company completed the acquisition of a 49% interest in GSI Office Management GmbH (GSI) for cash consideration of approximately $3,400,000, with an option to acquire the remaining 51% interest after three years. GSI, based in Germany, is a leading provider of intellectual property management software. At June 30, 2001, the investment in GSI was included in the Consolidated Balance Sheet caption Other Assets.

                            INFORMATION HOLDINGS INC.

E.    EARNINGS PER SHARE DATA

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                             -------------------     -------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)           2001        2000        2001        2000
Basic:
  Net income                                 $ 1,904     $ 2,171     $ 4,908     $ 3,726
  Average shares outstanding                  21,633      21,542      21,624      19,555
                                             -------     -------     -------     -------
Basic EPS                                    $  0.09     $  0.10     $  0.23     $  0.19
                                             =======     =======     =======     =======
Diluted:
  Net income                                 $ 1,904     $ 2,171     $ 4,908     $ 3,726
                                             =======     =======     =======     =======
  Average shares outstanding                  21,633      21,542      21,624      19,555
  Net effect of dilutive stock options -
  based on the treasury stock method             163         251         164         270
                                             -------     -------     -------     -------
Total                                         21,796      21,793      21,788      19,825
                                             =======     =======     =======     =======
Diluted EPS                                  $  0.09     $  0.10     $  0.23     $  0.19
                                             =======     =======     =======     =======

      During the first half of 2001, employees exercised stock options to acquire 57,000 shares at an exercise price of $12.00 per share.

F.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 prohibits the use of the pooling-of-interest method of business combinations initiated after June 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is required to adopt SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 did not have a material effect on the Company's consolidated financial position or results of operations. The Company is in the process of evaluating SFAS No. 142.

                            INFORMATION HOLDINGS INC.

G.    ACQUISITIONS

      On May 15, 2001, the Company acquired the stock of Parthenon Publishing Group (Parthenon), for cash consideration of approximately $8,000,000. Parthenon, based in the United Kingdom, is a leading provider of medical and environmental reference products. Parthenon produces a wide range of books, journals and electronic products covering environmental topics and 35 medical subject areas. The purchase price was preliminarily allocated to net tangible assets of $227,000, publishing rights and other identified intangible assets of $7,373,000 and non-compete agreements of $400,000.

      On March 29, 2001, the Company acquired the IDRAC business of IMS Health for potential cash consideration of $10,500,000, including an initial payment of approximately $5,500,000 in cash and a contingent payment of $5,000,000 based on the future results of IDRAC. In a separate transaction, the Company also entered into multiple perpetual agreements with IMS Health and certain affiliates for aggregate cash consideration of approximately $17,000,000. IDRAC, based in France, is a leading provider to pharmaceutical companies worldwide of regulatory and intellectual property information related to pharmaceutical product registrations. The purchase price was preliminarily allocated to net liabilities assumed of $986,000 publishing rights and other identified intangible assets of $15,000,000 and goodwill of $8,275,000. The Company also recorded goodwill and an offsetting deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $9,100,000. This goodwill is being amortized using the straight-line method over 15 years.

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

      The following unaudited pro forma information presents the results of operations of the Company, as if the 2001 acquisition of IDRAC and the 2000 acquisition of Transcender had taken place in January 1, 2000, is as follows:

                                            THREE MONTHS
                                                   ENDED             SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                          --------------     ---------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)               2000               2001               2000
Revenues                                  $       21,602     $       51,414     $       43,615
                                          ==============     ==============     ==============
Net income                                $          750     $        4,682     $          662
                                          ==============     ==============     ==============
Basic earnings per common share           $         0.03     $         0.22     $         0.03
                                          ==============     ==============     ==============
Diluted earnings per common share         $         0.03     $         0.21     $         0.03
                                          ==============     ==============     ==============

                            INFORMATION HOLDINGS INC.

G.    ACQUISITIONS (CONTINUED)

      These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

H.    SEGMENT INFORMATION

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

                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                              JUNE 30, 2001                     JUNE 30, 2000
                                     ----------------------------------     ---------------------
                                                  SEGMENT                          SEGMENT
                                        IP          STI          ITL           IP          STI
                                     --------     --------     --------     --------     --------
(IN THOUSANDS)
Revenues from external customers     $ 10,569     $  9,576     $  5,169     $  7,308     $  8,872
EBITDA                                  4,128        1,942        2,540        2,341        2,472
Operating income                        1,627          674          897          599        1,353
Segment assets                        137,224       53,007       60,661       97,384       40,205

                                              SIX MONTHS ENDED                SIX MONTHS ENDED
                                               JUNE 30, 2001                    JUNE 30, 2000
                                     ----------------------------------     ---------------------
                                                  SEGMENT                          SEGMENT
                                        IP          STI          ITL           IP          STI
                                     --------     --------     --------     --------     --------
(IN THOUSANDS)
Revenues from external customers     $ 18,674     $ 18,587     $ 12,297     $ 14,553     $ 17,717
EBITDA                                  6,695        4,204        6,500        5,585        4,713
Operating income                        2,466        1,814        3,229        2,161        2,591
Segment assets                        137,224       53,007       60,661       97,384       40,205

                            INFORMATION HOLDINGS INC.

H.    SEGMENT INFORMATION (CONTINUED)

      A reconciliation of combined EBITDA for the intellectual property, scientific and technology information, and information technology learning segments to consolidated income before income taxes is as follows:

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                          ----------------------      ----------------------
(IN THOUSANDS)                                2001          2000          2001          2000
Total EBITDA for reportable segments      $  8,610      $  4,813      $ 17,399      $ 10,298
Corporate expenses                            (930)         (484)       (1,638)         (849)
Interest income, net                           924         2,272         2,430         2,570
Depreciation and amortization (1) (2)       (5,417)       (2,861)       (9,902)       (5,547)
                                          --------      --------      --------      --------
Income before income taxes                $  3,187      $  3,740      $  8,289      $  6,472
                                          ========      ========      ========      ========

      (1) Depreciation and amortization includes $670,000 and $614,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three month periods ended June 30, 2001 and 2000, respectively.

      (2) Depreciation and amortization includes $1,304,000 and $1,110,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the six month periods ended June 30, 2001 and 2000, respectively.

I.    COMPREHENSIVE INCOME

      The following table is a reconciliation of the Company's net income to comprehensive income:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                 JUNE 30,
                                              --------------------     --------------------
(IN THOUSANDS)                                   2001         2000        2001         2000
Net income                                    $ 1,904      $ 2,171     $ 4,908      $ 3,726
Other comprehensive loss,
  net of taxes of $45:
  Foreign currency translation adjustment         (70)          --         (70)          --
                                              -------      -------     -------      -------
Comprehensive income                          $ 1,834      $ 2,171     $ 4,838      $ 3,726
                                              =======      =======     =======      =======

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2001 Compared to
THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------

REVENUES. In the second quarter of 2001, the Company had revenues of $25.3 million compared to revenues of $16.2 million in the second quarter of 2000, an increase of $9.1 million or 56.5%. The increase in revenues is due primarily to strong results associated with IT learning products, as a result of the acquisition of Transcender in November 2000. Revenues also increased in the Company's intellectual property group based on strong internal growth in sales of patent information and patent annuity payment services, and revenues of IDRAC, which was acquired in March 2001. Revenues also increased in the Company's scientific and technology information group resulting from the acquisition of Parthenon in May 2001.

COST OF SALES. Cost of sales increased $1.4 million or 30.3% to $6.0 million in the second quarter of 2001 compared to $4.6 million in the corresponding quarter in 2000. Cost of sales expressed as a percentage of revenues in the second quarter of 2001 decreased to 23.6% from 28.3% for the corresponding quarter of 2000. The improvement in gross profit margins over the comparable period in 2000 is primarily attributable to the acquisitions of Transcender and IDRAC, which have higher gross margins than the other existing units offset by higher costs at CRC press primarily related to book publishing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $4.4 million or 56.4% in the second quarter of 2001, to $12.3 million from $7.9 million in the second quarter of 2000. Increased S,G&A expenses relate primarily to operating expenses of Transcender, IDRAC, and Parthenon which were acquired in November 2000, March 2001, and May 2001, respectively. S,G&A expenses as a percentage of revenues remained consistent at 48.7% in the second quarter of 2001 and 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the second quarter of 2001 increased $2.5 million, or 111.3%, to $4.7 million from $2.2 million in the corresponding quarter in 2000, primarily as a result of the amortization of intangible assets related to the acquisitions of Transcender and IDRAC.

INTEREST INCOME (EXPENSE). Net interest income (expense) decreased to $0.9 million from $2.3 million due primarily to lower interest earned, resulting from cash used from the secondary stock offering to acquire businesses over the last 3 quarters. Additionally, the average interest rate earned decreased from 5.6% in 2000 to 4.5% in 2001.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended June 30, 2001 is 40.3%, which differed from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 42.0% in the prior year. In the second quarter of fiscal 2001 the Company was also subject to foreign taxes, which were immaterial in the period.

                            INFORMATION HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2001 Compared to
SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------

REVENUES. In the first six months of 2001, the Company had revenues of $49.6 million compared to revenues of $32.3 million in the first half of 2000, an increase of $17.3 million or 53.6%. The increase in revenues is due primarily to strong results associated with IT learning products, as a result of the acquisition of Transcender in November 2000. Revenues also increased in the Company's intellectual property group based on strong internal growth in sales of patent information and patent annuity payment services, and revenues of IDRAC, which was acquired in March 2001. Revenues also increased in the Company's scientific and technology information group resulting from the acquisition of Parthenon in May 2001, as well as strong results in international book sales offsetting lower domestic sales.

COST OF SALES. Cost of sales increased $2.4 million or 26.1% to $11.5 million in the first half of 2001 compared to $9.1 million in the corresponding period in 2000. Cost of sales, expressed as a percentage of revenues in the first six months of 2001, decreased to 23.3% from 28.4% for the corresponding period of 2000. The improvement in gross profit margins over the comparable period in 2000 is primarily attributable to the acquisitions of Transcender and IDRAC, which have higher gross margins than the other existing units offset by higher costs at CRC press primarily related to book operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $8.8 million or 59.3% in the first six months of 2001, to $23.6 million from $14.8 million for the first half of 2000. Increased S,G&A expenses relate primarily to operating expenses of Transcender, IDRAC and Parthenon, which were acquired in November 2000, March 2001 and May 2001, respectively, and MicroPatent's development expenses of Trademark.com. S,G&A expenses as a percentage of revenues increased to 47.5% in the first half of 2001 compared with 45.8% in the corresponding 2000 period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first half of 2001 increased $4.2 million, or 93.8%, to $8.6 million from $4.4 million in the corresponding period in 2000, primarily as a result of the amortization of intangible assets related to the acquisitions of Transcender and IDRAC.

INTEREST INCOME (EXPENSE). Interest income (expense) decreased to $2.4 million from $2.6 million due primarily to lower interest earned, resulting from cash used from the secondary public stock offering to acquire businesses over the last 3 quarters. Additionally, the average interest rate earned decreased from 5.5% in 2000 to 5.0% in 2001.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the six months ended June 30, 2001 is 40.8%, which differed from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 42.4% in the prior year. In the first half of fiscal 2001 the Company was also subject to foreign taxes, which were immaterial in the period.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155 million of net proceeds. The proceeds from this offering are intended to be used to finance future acquisitions and for general corporate purposes. See Note G - ACQUISITIONS. Pending such uses, the remaining net proceeds will be invested in short-term, investment grade securities.

On September 24, 1999, the Company entered into a seven-year revolving credit facility in an amount not to exceed $50,000,000 initially, including a $10,000,000 sub-limit for the issuance of standby letters of credit (the Credit Facility). The proceeds from the Credit Facility are to be used to fund acquisitions, to meet short-term working capital needs and for general corporate purposes.

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the period ended June 30, 2001, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of June 30, 2001, the Company was in compliance with all covenants.

Cash and cash equivalents, including short-term investments totaled $76.1 million at June 30, 2001 compared to $108.1 million at December 31, 2000. Excluding cash, cash equivalents, and short-term investments the Company had working capital of $3.5 million at June 30, 2001 compared to working capital deficit of $(0.7) million at December 31, 2000. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at June 30, 2001 are obligations related to patent annuity payments and deferred subscription revenue of approximately $29.3 million.

Cash generated from operating activities was $5.1 million for the six months ended June 30, 2001, derived from net income of $4.9 million plus non-cash charges of $9.4 million minus a decrease in operating liabilities and increase in operating assets of $9.2 million. The decrease in operating liabilities and increase in operating assets is primarily due to increased prepaid and other current assets as a result of businesses acquired in fiscal 2001, the payments of expenses related to book publishing operations, income tax liabilities, and the timing of patent annuity payments.

Cash used in investing activities was $46.5 million for the six months ended June 30, 2001 due to acquisition costs for businesses of $34.1 million and capital expenditures, including pre-publication costs, of $3.5 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive. The Company also invested an additional $8.9 million in short-term investments in commercial paper, which are scheduled to mature in the fourth quarter of 2001.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash generated from financing activities was $0.5 million for the six months ended June 30, 2001, primarily due to net cash proceeds received from the issuance of common stock from stock option exercises. The Company has no outstanding debt obligations as of June 30, 2001 related to the Credit Facility.

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

The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of June 30, 2001, the Company had no outstanding borrowings under the Credit Facility.

The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual payments to related international regulatory agencies. At June 30, 2001, the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than five months, aggregating approximately $13,087,000. Realized gains and losses relating to the forward contracts were immaterial for the three and six months ended June 30, 2001.

The Company also enters into foreign currency transactions to hedge certain cash flow exposures related to IDRAC to the end of the year. Such forward contracts have been designated as hedges for future cash flow exposures on operations. At June 30, 2001, the Company had entered into forward contracts to acquire French francs, all having maturities of less than six months, aggregating approximately $2,244,000. Realized gains and losses relating to the forward contracts were immaterial for the three and six months ended June 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following report relates to the Company's secondary public stock offering:

Commission file number of registration statement:                      333-30202
Effective Date:                                                   March 14, 2000

Expenses incurred through June 30, 2001:
         Underwriting discounts                                      $ 8,595,000
         Other expenses                                              $   522,000
         Total expenses                                              $ 9,117,000

Application of proceeds through June 30, 2001:
         Acquisitions of businesses and titles                       $98,928,250
         Temporary investments                                       $56,071,750
         (Commercial paper and money market funds)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders on April 24, 2001 a total of 17,382,602 shares, or 80%, of outstanding shares were represented and entitled to vote.

(a)   The following members were elected to the Board of Directors:

                                      Total Vote For         Total Vote Withheld
                                       Each Director          From Each Director
                                       -------------          ------------------
      Michael E. Danzinger              17,220,948                 161,654
      David R. Haas                     17,220,753                 161,849
      Sidney Lapidus                    17,214,943                 167,659
      David E. Libowitz                 17,215,018                 167,584
      Mason P. Slaine                   16,550,201                 832,401

(b)   The following proposal was approved:

The amendment to the 1998 Stock Option Plan.

         Affirmative Votes              15,631,577
         Negative Votes                  1,736,879
         Abstain                            14,146

(c)      The following proposal was approved:

Ratification of Ernst & Young LLP as the independent public accountants for the Company for the 2001 fiscal year.

         Affirmative Votes              17,375,452
         Negative Votes                      6,460
         Abstain                               690

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b)   Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INFORMATION HOLDINGS INC.


Date: AUGUST 14, 2001        By: /S/ VINCENT A. CHIPPARI
---------------------            ---------------------------------------------
                                 Vincent A. Chippari
                                 Executive Vice President and Chief
                                 Financial Officer

                                 Signing on behalf of the registrant and
                                 as principal financial and accounting officer