Form 10-Q
period 2001-09-30
INFORMATION HOLDINGS INC
filed 2001-11-14
CIK 1063744

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

For the quarterly period ended: SEPTEMBER 30, 2001
                                ------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

         As of September 30, 2001, there were 21,757,135 shares of the Company's common stock, par value $0.01 per share outstanding.


================================================================================

                            INFORMATION HOLDINGS INC.
                            -------------------------

                                      INDEX
                                      -----

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                                        1
           As of September 30, 2001 (Unaudited) and December 31, 2000

         Consolidated Statements of Operations (Unaudited) for the          2
           Three Months Ended September 30, 2001 and 2000 and
           Nine Months Ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows (Unaudited) for the          3
           Nine Months Ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements (Unaudited)             4

Item 2.  Management's Discussion and Analysis of Financial Condition       10
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

         Signature                                                         16

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    SEPTEMBER 30, DECEMBER 31,
                                                                             2001        2000
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                         $ 61,268       $ 96,375
     Short-term investments                                              11,829         11,731
     Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $3,598 AND $3,575, RESPECTIVELY)               28,049         23,378
     Inventories                                                          7,706          6,472
     Prepaid expenses and other current assets                            5,539          3,649
     Income tax receivable                                                3,859            492
     Deferred income taxes                                                2,489          2,489
                                                                       --------       --------
         Total current assets                                           120,739        144,586
Property and equipment, net                                               7,355          5,802
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $5,140 AND
     $5,234, RESPECTIVELY)                                                5,306          4,188
Publishing rights and other identified intangible assets, net           110,752         91,342
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $5,052 AND
      $1,622, RESPECTIVELY)                                              73,283         61,272
Other assets                                                              8,248          3,806
                                                                       --------       --------

TOTAL                                                                  $325,683       $310,996
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of capitalized lease obligations                  $    343       $    308
     Accounts payable                                                    19,196         20,156
     Accrued expenses                                                     6,555          5,089
     Royalties payable                                                    1,056          1,204
     Deferred subscription revenue                                       11,098         10,429
                                                                       --------       --------
         Total current liabilities                                       38,248         37,186

Capital leases                                                            1,844          2,107
Deferred income taxes                                                    19,471         14,057
Other long-term liabilities                                                 638          1,372
                                                                       --------       --------
         Total liabilities                                               60,201         54,722
                                                                       --------       --------

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                          $     --       $     --
     Common stock, $.01 par value; 50,000,000 shares authorized, issued and outstanding 21,757,135 shares at September 30, 2001
      and 21,611,970 shares at December 31, 2000                            218            216
     Additional paid-in capital                                         245,894        243,075
     Retained earnings                                                   19,359         12,983
     Accumulated other comprehensive income                                  11             --
                                                                       --------       --------
         Total stockholders' equity                                     265,482        256,274
                                                                       --------       --------

TOTAL                                                                  $325,683       $310,996
                                                                       ========       ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ---------------------------        ---------------------------
                                                               2001              2000              2001             2000
Revenues                                                  $  26,427        $   18,151        $   75,985       $   50,421
Cost of sales                                                 6,998             5,073            18,540           14,224
                                                          ---------        ----------        ----------       ----------
Gross profit                                                 19,429            13,078            57,445           36,197
                                                          ---------        ----------        ----------       ----------
Operating expenses:
   Selling, general and administrative                       12,754            10,009            36,310           24,792
   Depreciation and amortization                              4,768             2,131            13,366            6,568
                                                          ---------        ----------        ----------       ----------
      Total operating expenses                               17,522            12,140            49,676           31,360
                                                          ---------        ----------        ----------       ----------
Income from operations                                        1,907               938             7,769            4,837
                                                          ---------        ----------        ----------       ----------
Other income (expense):
   Interest income                                              813             2,598             3,515            5,455
   Interest expense                                           (135)             (143)             (407)            (430)
   Other income                                                   3                 -                 -                3
                                                          ---------        ----------        ----------       ----------
Income before income taxes                                    2,588             3,393            10,877            9,865
Provision for income taxes                                    1,120             1,427             4,501            4,173
                                                          ---------        ----------        ----------       ----------
Net income                                                $   1,468        $    1,966        $    6,376       $    5,692
                                                          =========        ==========        ==========       ==========
Basic and diluted earnings per common share amounts:
  Net income                                              $    0.07        $     0.09        $     0.29       $     0.28
                                                          =========        ==========        ==========       ==========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             ----------------------
                                                                2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $   6,376    $   5,692
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                              2,389        1,530
       Amortization of goodwill and other intangibles           10,977        5,038
       Amortization of pre-publication costs                     2,124        1,701
       Deferred income taxes                                      (808)        (626)
       Gain on disposal of property and equipment                   --           (3)
       Other                                                       104          107
       Changes in operating assets and liabilities:
           Accounts receivable, net                             (1,451)      (2,850)
           Inventories                                            (358)        (885)
           Prepaid expenses and other current assets            (1,065)      (1,347)
           Accounts payable and accrued expenses                (6,653)       1,071
           Income tax benefit from stock options exercised         830           --
           Income taxes                                         (2,995)          --
           Deferred subscription revenue                        (2,273)      (1,054)
           Other, net                                           (1,316)        (943)
                                                             ---------    ---------
       Net Cash Provided by Operating Activities                 5,881        7,431
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of businesses and titles                      (36,881)      (5,095)
    Purchases of property and equipment                         (3,287)      (2,345)
    Pre-publication costs                                       (2,490)      (1,855)
    Purchases of short-term investments                            (98)      (6,875)
    Proceeds from disposal of property and equipment                 5           14
                                                             ---------    ---------
       Net Cash Used in Investing Activities                   (42,751)     (16,156)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock in public offering, net                --      155,000
    Common stock issued from stock options exercised             1,991        1,820
    Principal payments on capital leases                          (228)        (210)
                                                             ---------    ---------
       Net Cash Provided by Financing Activities                 1,763      156,610
                                                             ---------    ---------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                       (35,107)     147,885
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                      96,375        7,551
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                         $  61,268    $ 155,436
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of September 30, 2001, and the consolidated results of operations and cash flows for the periods presented herein. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On May 3, 2001, the Company completed the acquisition of a 49% interest in GSI Office Management GmbH (GSI) for cash consideration of approximately $3,400,000, with an option to acquire the remaining 51% interest after three years. GSI, based in Germany, is a leading provider of intellectual property management software. At September 30, 2001, the investment in GSI was included in the Consolidated Balance Sheet caption Other Assets.

                            INFORMATION HOLDINGS INC.

E.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ----------------------------       ----------------------------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                2001             2000              2001             2000
         Basic:
           Net income                                     $     1,468      $     1,966       $     6,376      $     5,692
           Average common shares outstanding                   21,739           21,593            21,662           20,239
                                                          -----------      -----------       -----------      -----------
         Basic EPS                                        $      0.07      $      0.09       $      0.29      $      0.28
                                                          ===========      ===========       ===========      ===========
         Diluted:
           Net income                                     $     1,468      $     1,966       $     6,376      $     5,692
                                                          ===========      ===========       ===========      ===========
           Average common shares outstanding                   21,739           21,593            21,662           20,239
           Net effect of dilutive stock options -
           based on the treasury stock method                     114              279               119              260
                                                          -----------      -----------       -----------      -----------
         Total                                                 21,853           21,872            21,781           20,499
                                                          ===========      ===========       ===========      ===========
         Diluted EPS                                      $      0.07      $      0.09       $      0.29      $      0.28
                                                          ===========      ===========       ===========      ===========

         During the first nine months of 2001, employees exercised stock options to acquire 145,165 shares at an exercise price of between $12.00 and $27.81 per share.

F.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 prohibits the use of the pooling-of-interest method of business combinations initiated after June 30, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is required to adopt SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 did not have a material effect on the Company's consolidated financial position or results of operations. The Company is currently evaluating SFAS No. 142 to determine the impact, if any of adoption on the Company's financial position.

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating SFAS No. 144 to determine the impact, if any of adoption on the Company's financial position.

                            INFORMATION HOLDINGS INC.

G.       ACQUISITIONS

         On May 15, 2001, the Company acquired the stock of Parthenon Publishing Group (Parthenon), for cash consideration of approximately $8,000,000. Parthenon, based in the United Kingdom, is a leading provider of medical and environmental reference products. Parthenon produces a wide range of books, journals and electronic products covering environmental topics and 35 medical subject areas. The purchase price was preliminarily allocated to net tangible assets of $120,000, publishing rights and other identified intangible assets of $5,480,000, goodwill of $2,000,000 and non-compete agreements of $400,000.

         On March 29, 2001, the Company acquired the IDRAC business of IMS Health for potential cash consideration of $10,500,000, including an initial payment of approximately $5,500,000 in cash and a contingent payment of $5,000,000 based on the future results of IDRAC. In a separate transaction, the Company also entered into multiple perpetual agreements with IMS Health and certain affiliates for aggregate cash consideration of approximately $17,000,000. IDRAC, based in France, is a leading provider to pharmaceutical companies worldwide of regulatory and intellectual property information related to pharmaceutical product registrations. The purchase price was preliminarily allocated to net liabilities assumed of $2,974,000 publishing rights and other identified intangible assets of $15,000,000 and goodwill of $8,353,000. The Company also recorded goodwill and an offsetting deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $5,850,000. This goodwill is being amortized using the straight-line method over 15 years.

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

         The following unaudited pro forma information presents the results of operations of the Company, as if the 2001 acquisition of IDRAC and the 2000 acquisition of Transcender had taken place in January 1, 2000, is as follows:


                                                                THREE MONTHS
                                                                       ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ------------------          -------------------------------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                         2000                    2001             2000
         Revenues                                             $           24,307          $       77,841    $      67,922
                                                              ==================          ==============    =============
         Net (loss)income                                     $            (340)          $        6,150    $         322
                                                              ==================          ==============    =============
         Basic (loss)earnings per common share                $           (0.02)          $         0.28    $        0.02
                                                              ==================          ==============    =============
         Diluted (loss)earnings per common share              $           (0.02)          $         0.28    $        0.02
                                                              ==================          ==============    =============

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


                                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                              SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                                                     -----------------------------------     --------------------------
                                                                    SEGMENT                            SEGMENT
                                                         IP           STI          ITL           IP              STI
                                                     ----------   ---------   ----------     -----------    -----------
         (IN THOUSANDS)

         Revenues from external customers              $10,619   $   10,994     $  4,814     $     7,597    $    10,554
         EBITDA                                          3,962        2,384        2,002           1,653          2,752
         Operating income                                1,482          925          355              20          1,666
         Segment assets                                132,929       55,689       59,166          99,989         41,788


                                                               NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                                                     -----------------------------------     --------------------------
                                                                    SEGMENT                            SEGMENT
                                                         IP           STI          ITL           IP              STI
                                                     ----------   ---------     --------     -----------    -----------
         (IN THOUSANDS)

         Revenues from external customers              $29,293   $   29,581      $17,111     $    22,150    $    28,271
         EBITDA                                         10,657        6,588        8,502           7,238          7,465
         Operating income                                3,948        2,739        3,584           2,181          4,257
         Segment assets                                132,929       55,689       59,166          99,989         41,788

                            INFORMATION HOLDINGS INC.

H.       SEGMENT INFORMATION (CONTINUED)

         A reconciliation of combined EBITDA for the intellectual property, scientific and technology information, and information technology learning segments to consolidated income before income taxes is as follows:


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                              --------------------------       --------------------------
         (IN THOUSANDS)                                            2001           2000             2001            2000

         Total EBITDA for reportable segments                 $     8,348    $     4,405       $   25,747     $    14,703
         Corporate expenses                                          (850)          (745)         (2,488)         (1,594)
         Interest income, net                                         678          2,455            3,108           5,025
         Depreciation and amortization (1) (2)                     (5,588)        (2,722)        (15,490)         (8,269)
                                                              -----------    -----------       ---------      ----------
         Income before income taxes                           $     2,588    $     3,393       $   10,877     $     9,865
                                                              ===========    ===========       ==========     ===========

         (1) Depreciation and amortization includes $820,000 and $591,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three month periods ended September 30, 2001 and 2000, respectively.

         (2) Depreciation and amortization includes $2,124,000 and $1,701,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the nine month periods ended September 30, 2001 and 2000, respectively.

I.       COMPREHENSIVE INCOME

         The following table is a reconciliation of the Company's net income to comprehensive income:


                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                              --------------------------       --------------------------
         (IN THOUSANDS)                                            2001           2000            2001          2000

         Net income                                           $     1,468    $     1,966       $    6,376     $     5,692
         Other comprehensive income,
           net of taxes of $49 and $4, respectively:
           Foreign currency translation adjustment                     77             --                7              --
                                                              -----------    -----------       -----------    -----------

         Comprehensive income                                 $     1,545    $     1,966       $    6,383     $     5,692
                                                              ===========    ===========       ===========    ===========

                            INFORMATION HOLDINGS INC.

J.       SUBSEQUENT EVENT

         On November 13, 2001, the Company entered into an agreement to acquire all of the outstanding common shares of Liquent, Inc. in a cash tender offer at $2.27 per share. Completion of the transaction is contingent on, among other things, IHI's receipt of greater than 50% of the shares of Liquent in the tender offer. The aggregate cash consideration for the acquisition of 100% of the common shares will approximate $43.5 million, excluding transaction fees. At September 30, 2001, Liquent had approximately $12.6 million of cash and cash equivalents and debt of approximately $0.4 million.

         In addition to the merger agreement, the Company entered into an agreement with certain stockholders representing approximately 47% of the common shares of Liquent to acquire those shares at the tender offer price of $2.27 per share.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2001 Compared to
THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. In the third quarter of 2001, the Company had revenues of $26.4 million compared to revenues of $18.2 million in the third quarter of 2000, an increase of $8.2 million or 45.6%. The increase in revenues is due primarily to strong results associated with IT learning products, as a result of the acquisition of Transcender in November 2000. Revenues also increased in the Company's intellectual property group based on strong internal growth in sales of patent information and patent annuity payment services, and revenues of IDRAC, which was acquired in March 2001. Revenues also increased in the Company's scientific and technology information group resulting from the acquisition of Parthenon in May 2001, offsetting lower domestic sales following the terrorist attacks.

COST OF SALES. Cost of sales increased $2.0 million or 37.9% to $7.0 million in the third quarter of 2001 compared to $5.0 million in the corresponding quarter in 2000. Cost of sales expressed as a percentage of revenues in the third quarter of 2001 decreased to 26.5% from 27.9% for the corresponding quarter of 2000. The improvement in gross profit margins over the comparable period in 2000 is primarily attributable to the acquisitions of Transcender and IDRAC, which have higher gross margins than the other existing units, offset by higher costs at CRC Press and MicroPatent primarily related to product mix at both, and book publishing operations at CRC Press.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $2.7 million or 27.4% in the third quarter of 2001, to $12.7 million from $10.0 million in the third quarter of 2000. Increased S,G&A expenses relate primarily to operating expenses of Transcender, IDRAC, and Parthenon which were acquired in November 2000, March 2001, and May 2001, respectively. S,G&A expenses as a percentage of revenues decreased to 48.3% in the third quarter of 2001, compared to 55.1% in the corresponding 2000 quarter. The improvement in margins is a direct result of a reduction in development spending in the LPS group over prior year levels.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the third quarter of 2001 increased $2.7 million, or 123.7%, to $4.8 million from $2.1 million in the corresponding quarter in 2000, primarily as a result of the amortization of intangible assets related to the acquisitions of Transcender, IDRAC, and Parthenon.

INTEREST INCOME (EXPENSE). Net interest income (expense) decreased to $0.7 million from $2.4 million due primarily to lower interest earned, resulting from cash used from our secondary public stock offering to acquire businesses over the last four quarters. Additionally, the average interest rate earned decreased from 6.2% in the third quarter of 2000, to 3.6% in the corresponding 2001 quarter.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the three months ended September 30, 2001 is 43.3%, which differed from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 42.1% in the prior year. In the third quarter of fiscal 2001 the Company was also subject to foreign taxes, which were immaterial in the period.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2001 Compared to
NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. In the first nine months of 2001, the Company had revenues of $76.0 million compared to revenues of $50.4 million in the first nine months of 2000, an increase of $25.6 million or 50.7%. The increase in revenues is due primarily to strong results associated with IT learning products, as a result of the acquisition of Transcender in November 2000. Revenues also increased in the Company's intellectual property group based on strong internal growth in sales of patent information and patent annuity payment services, and revenues of IDRAC, which was acquired in March 2001. Revenues also increased in the Company's scientific and technology information group resulting from the acquisition of Parthenon in May 2001, as well as strong results in international book sales, offsetting lower domestic sales partly caused by the terrorist attacks.

COST OF SALES. Cost of sales increased $4.3 million or 30.3% to $18.5 million in the first nine months of 2001 compared to $14.2 million in the corresponding period in 2000. Cost of sales, expressed as a percentage of revenues in the first nine months of 2001, decreased to 24.4% from 28.2% for the corresponding period of 2000. The improvement in gross profit margins over the comparable period in 2000 is primarily attributable to the acquisitions of Transcender and IDRAC, which have higher gross margins than the other existing units, offset by higher costs at CRC Press primarily related to product mix and book publishing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). S,G&A expenses increased $11.5 million or 46.5% in the first nine months of 2001, to $36.3 million from $24.8 million for the first nine months of 2000. Increased S,G&A expenses relate primarily to operating expenses of Transcender, IDRAC and Parthenon, which were acquired in November 2000, March 2001 and May 2001, respectively. S,G&A expenses as a percentage of revenues decreased to 47.8% in the first nine months of 2001 compared with 49.2% in the corresponding 2000 period. The improvement in margins is a direct result of a reduction in development spending in the LPS group over prior year levels.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first nine months of 2001 increased $6.8 million, or 103.5%, to $13.3 million from $6.5 million in the corresponding period in 2000, primarily as a result of the amortization of intangible assets related to the acquisitions of Transcender and IDRAC and increased depreciation related to capital expenditures in fiscal 2001.

INTEREST INCOME (EXPENSE). Net interest income (expense) decreased to $3.1 million from $5.0 million due primarily to lower interest earned, resulting from cash used from our secondary public stock offering to acquire businesses over the last four quarters. Additionally, the average interest rate earned decreased from 5.7% in 2000 to 4.6% in 2001.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the nine months ended September 30, 2001 is 41.4%, which differed from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization in excess of the purchase price over net assets acquired. This compares with an effective tax rate of 42.3% in the prior year. In the first nine months of fiscal 2001 the Company was also subject to foreign taxes, which were immaterial in the period.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155 million of net proceeds. As of September 30, 2001, proceeds of approximately $100 million have been used from this offering to fund several strategic acquisitions in the Company's information and publishing businesses. See Note G - ACQUISITIONS. The remaining net proceeds are intended to be used to finance future acquisitions, see Note J - SUBSEQUENT Events and pending such uses, will be invested in short-term, investment grade securities.

On September 24, 1999, the Company entered into a seven-year revolving credit facility in an amount not to exceed $50,000,000 initially, including a $10,000,000 sub-limit for the issuance of standby letters of credit (the Credit Facility). The proceeds from the Credit Facility are to be used to fund acquisitions, to meet short-term working capital needs and for general corporate purposes.

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the period ended September 30, 2001, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of September 30, 2001, the Company was in compliance with all covenants.

Cash and cash equivalents, including short-term investments totaled $73.1 million at September 30, 2001 compared to $108.1 million at December 31, 2000. Excluding cash, cash equivalents, and short-term investments, the Company had working capital of $9.4 million at September 30, 2001 compared to working capital deficit of $(0.7) million at December 31, 2000. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain low or negative working capital balances, excluding cash. Included in current liabilities at September 30, 2001 are obligations related to patent annuity payments and deferred subscription revenue of approximately $25.7 million.

Cash generated from operating activities was $5.9 million for the nine months ended September 30, 2001, derived from net income of $6.4 million plus non-cash charges of $14.8 million minus a decrease in operating liabilities and increase in operating assets of $15.3 million. The decrease in operating liabilities and increase in operating assets is primarily due to the operations of businesses acquired in fiscal 2001, the payments of expenses related to book publishing operations and income tax liabilities and the timing of deferred subscription revenue and patent annuity billings and payments.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash used in investing activities was $42.8 million for the nine months ended September 30, 2001 due to acquisition costs for businesses and titles of $36.9 million and capital expenditures, including pre-publication costs, of $5.8 million. Excluding acquisitions of businesses and titles, the Company's existing operations are not capital intensive.

Cash generated from financing activities was $1.8 million for the nine months ended September 30, 2001, primarily due to net cash proceeds received from the issuance of common stock from stock option exercises. The Company has no outstanding debt obligations as of September 30, 2001 related to the Credit Facility.

The Company believes that funds generated from operations, together with cash on hand and borrowings available under its Credit Facility, will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company currently has no commitments for material capital expenditures. The Company may choose to obtain additional capital or financing to consummate future acquisitions. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

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

The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of September 30, 2001, the Company had no outstanding borrowings under the Credit Facility.

The Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual payments to related international regulatory agencies. At September 30, 2001, the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than five months, aggregating approximately $16,560,000. Realized gains and losses relating to the forward contracts were immaterial for the three and nine months ended September 30, 2001.

The Company also enters into foreign currency transactions to hedge certain cash flow exposures related to IDRAC to the end of the year. Such forward contracts have been designated as hedges for future cash flow exposures on operations. At September 30, 2001, the Company had entered into forward contracts to acquire French francs, all having maturities of less than three months, aggregating approximately $1,122,000. Realized gains and losses relating to the forward contracts were immaterial for the three and nine months ended September 30, 2001.


                                      -14

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following report relates to the Company's secondary public stock offering:


Commission file number of registration statement:                 333-30202
Effective Date:                                              March 14, 2000

Expenses incurred through September 30, 2001:
         Underwriting discounts                               $   8,595,000
         Other expenses                                       $     522,000
         Total expenses                                       $   9,117,000

Application of proceeds through September 30, 2001:
         Acquisitions of businesses and titles                $ 101,743,250
         Temporary investments                                $  53,256,750
         (Commercial paper and money market funds)

ITEM 5.  OTHER EVENTS

         On November 14, 2001, the Company announced that it has signed an agreement to acquire Liquent, Inc. for cash consideration of $2.27 per share, or an aggregate of approximately $43.5 million.

         The press release announcing the transaction is attached as Exhibit
99.1 and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         99.1 Press release dated November 14, 2001, announcing an agreement to acquire Liquent, Inc.

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INFORMATION HOLDINGS INC.


Date: NOVEMBER 14, 2001         By: /s/ Vincent A. Chippari
     ----------------------        ---------------------------------------------
                                   Vincent A. Chippari
                                   Executive Vice President and
                                   Chief Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer