Form 10-K
period 2001-12-31
INFORMATION HOLDINGS INC
filed 2002-03-29
CIK 1063744

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

                   For the fiscal year ended December 31, 2001

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2002 was approximately $336,197,000, based upon the March 15, 2002 closing sale price of the common stock of $27.89 as reported by the New York Stock Exchange.

     The number of outstanding shares of Common stock, par value $0.01 of the registrant outstanding as of March 15, 2002 was 21,760,174 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 2001, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                                                  Page
Item 1.    Business.................................................................................1

Item 2.    Properties..............................................................................10

Item 3.    Legal Proceedings.......................................................................10

Item 4.    Submission of Matters to a Vote of Security Holders.....................................10

                                     PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters.........................................................11

Item 6.    Selected Financial Data.................................................................12

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........................................14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................21

Item 8.    Financial Statements and Supplementary Data.............................................23

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..................................................23

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant......................................24

Item 11.   Executive Compensation..................................................................24

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management........................................................24

Item 13.   Certain Relationships and Related Transactions..........................................24

                                     PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K......................................................25

Signatures.........................................................................................28

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Information Holdings Inc. (IHI or the Company) is a leading provider of information products, software and services to professional end-users in intellectual property, scientific and information technology (IT) learning markets. Since beginning operations in 1997, IHI has grown substantially, both through acquisitions and internal growth. For the year ended December 31, 2001, revenues were $105.3 million and net income was $7.8 million. EBITDA (earnings before interest, taxes, depreciation and amortization) was $31.2 million in fiscal 2001, an increase of 80% over EBITDA of $17.4 million in fiscal 2000.

The Company's Intellectual Property (IP) Group provides a broad array of databases, information products, software and complementary services for IP and regulatory professionals. The IP Group is comprised of three primary business units: MicroPatent, Master Data Center (MDC) and Liquent-IDRAC. MicroPatent, acquired in 1997, is a leading provider of patent and trademark information to IP professionals in corporate and legal markets. MDC, acquired in 1999, provides specialized services and software that enable customers to manage IP portfolios. The Liquent-IDRAC unit was formed following the acquisitions of IDRAC in March 2001 and Liquent in December 2001. Liquent-IDRAC provides content assembly, publishing and IP information solutions, primarily to regulatory professionals in the life sciences industry. The IP Group provided approximately 40% of IHI's consolidated revenues in fiscal 2001. Based on the acquisition of Liquent-IDRAC, the Company believes that this percentage will increase in fiscal 2002.

The Company's scientific and technology information segment is comprised of CRC Press and its subsidiaries. CRC Press, acquired in 1997, provides information products to professionals in the scientific, technical and medical (STM) markets. CRC Press, with a 99-year history, has established leading positions in several niche markets. CRC Press has acquired several businesses and product lines and currently provides reference products under imprints including CRC Press, Parthenon Press, Chapman & Hall/CRC, Lewis Publishers, Food Chemical News, Auerbach and St. Lucie Press. CRC Press has significant proprietary content, including a library of over 5,000 previously published titles, which generates substantial recurring demand. The scientific and technology information businesses provided 40% of IHI's consolidated revenues in fiscal 2001. The Company believes that this percentage will decrease in fiscal 2002.

In November 2000, the Company entered the IT learning market with the acquisition of the assets of Transcender Corporation (Transcender). Transcender provides IT certification test-preparation products, including exam simulations for certifications from major hardware and software providers. Transcender is a leading online provider of test-preparation products for IT professionals, corporations, learning centers and universities. IT learning revenues provided 20% of the Company's consolidated revenues in fiscal 2001. The Company believes that this percentage will decrease in fiscal 2002.

See Note 13 of the Notes to Consolidated Financial Statements for additional business segment information.

MARKETS

INTELLECTUAL PROPERTY

The Company provides products and services in several areas within the IP market, including patent and trademark information, patent and trademark management services and regulatory and IP information solutions for drugs and biologics. These markets are difficult to quantify with precision because of a lack of third party market information, free services from governmental authorities and the level of services performed "in-house" by corporations and law firms.

The Company estimates that current annual revenue in the market for search and retrieval of patent information is $300-500 million. This market includes primary information, which is the actual full text and images of patent documents, and secondary information, which consists of abstracts and indexes of patent information. While the market for secondary information is the larger component of the patent information market, the Company believes it is growing at a slower rate than the market for primary information. Historically, patent information was researched using secondary information providers due to the complexity of finding and reviewing lengthy and complicated patent documents from diverse sources. In recent years, however, the primary information market has experienced strong growth based on development of technologies that enable storage, searching and viewing of actual patent text and images. Management believes that the Company is the largest commercial provider of primary patent information on a worldwide basis.

The Company estimates that current annual revenue in the market for outsourced patent and trademark management services is $100-200 million. The market includes license revenues for IP portfolio management software and revenues associated with annuity payment services. Consistent market growth has been fueled by factors including the increasing number of active patents and trademarks, increasing complexity associated with managing IP portfolios, greater interest in maintaining and enforcing IP rights and increasing levels of outsourcing to firms with industry expertise, such as MDC. The Company believes that MDC is the leading provider of patent management services in the United States (U.S.) market.

The Company has not attempted to quantify the overall market size for content assembly, publishing and regulatory and IP information solutions in the life science industry because of the Company's recent entry into the field, the lack of third party market estimates and the inability to determine revenues from private companies in the market. The Company believes that Liquent-IDRAC is the largest worldwide provider of such solutions, both with respect to content assembly and publishing software and regulatory databases. The Company believes that the following factors will lead to strong growth in the primary market for Liquent-IDRAC's products:

    - Significant levels of research and development spending by companies in the life sciences industry;

      - Regulatory initiatives that will require electronic submissions of document-intensive filings, such as new drug applications;

  - Changes in global regulations that will require new product development;

   - Technological advancements enabling higher levels of electronic document management and integration with other systems; and

- Life science company needs for products that increase efficiency of technical documentation, enable re-use of information throughout an enterprise and reduce
                       "time-to-market" for new products.

The Company believes that Liquent-IDRAC's solutions have applicability outside its core pharmaceutical customer base within industries that must fulfill regulatory requirements via complex documentation, including biotechnology, medical devices, generic pharmaceuticals, governmental agencies and food and cosmetics. In addition, any document-intensive industry could potentially have the need for Liquent-IDRAC technology for assembly and publishing of items such as technical manuals, bids, proposals and marketing materials, as well as archival and storage of intellectual property through XML solutions.

SCIENTIFIC AND TECHNOLOGY INFORMATION

The Company provides information products in selected niches of the professional information market. These products generally fall into the STM areas, a market that exceeded $7 billion in fiscal 2000, according to the annual Veronis Suhler Communications Industry Forecast. The market, which is global in nature, has achieved relatively consistent growth over the past decade based on factors such as:

         - Constantly increasing complexity within scientific research;
                   - Increasing globalization of STM markets;
  - Technological advancements that enable greater distribution of content; and
   - Impact of the Internet, such as e-books, downloading and site licensing.

The professional information market has hundreds of niche information areas and individual titles are generally unique. As a result, there is often little competition for specific titles. The Company targets end-users, mostly professionals, with high-end specialized information products. These information products are focused in areas with significant numbers of end-users, such as chemists, engineers, mathematicians, physicians, technology professionals and environmental scientists. The end-users are generally not price sensitive due to the critical nature of the information.

IT LEARNING

The Company sells products within a component of the IT certification/test-preparation market. The industry research firm IDC estimates that this market currently exceeds $2.5 billion in annual revenue. This market includes both a test certification segment and a test-preparation segment. The Company competes in the latter segment, a market currently estimated by IDC to have annual revenues of approximately $1.0 billion. Within this segment, there is a further segmentation between instructor-led training (ILT), video training products, print-based test preparation materials and electronic exam simulations similar to those offered by Transcender. The Company believes that Transcender is the worldwide market leader in its niche.

The IT certification market experienced significant growth in the past several years. An IDC research report indicates that annual IT certification tests delivered to end-users reached approximately 3.5 million in 2000, up from less than 1 million just five years earlier. IDC estimated that there were over 2 million certified IT professionals by the end of 2000. The largest sponsors of IT certifications are Microsoft, CompTIA, Novell and Cisco.

IT markets in general have been negatively impacted in the past year by overall economic conditions and reduced corporate spending levels. While the Company believes this has had the most impact on the ILT segment of the market, the Company's niche is experiencing growth constraints in the near term. Longer term, the Company continues to anticipate significant growth in the IT certification market based on several factors, including:

                       - Continual advances in technology;
                        - Growth in IT employment levels;
               - Increases in technology-based corporate training;
    - Growth in the number of certifications, re-certifications and multiple certifications; and
                     - Insufficient college-level training.

PRODUCTS

IP PRODUCTS AND SERVICES

PATENT AND TRADEMARK INFORMATION SERVICES

The Company believes it offers the most comprehensive primary patent information service in the world for both document images and searchable full text. The information assets are supported by sophisticated search software and tools that facilitate research and management of patent information. The patent collection includes exact images of all patents ever issued by the United States Patent and Trademark Office (USPTO) and the European Patent Office (EPO), as well as patent documents from the World Intellectual Property Organization and Japanese Patent Office. In addition, the Company also provides access to a special collection of patents covering over 50 additional countries. Searching patent information can be done using bibliographic data or, for a substantial portion of the collection, the full text of the patent documents. The primary product offerings in this area are Internet-based searching and downloading products, sold on either a subscription or pay-per-use basis. There are also customized database and technology applications for major corporations.

Patent documents and patent file histories are also sold in paper and electronic formats. The Company also provides a trademark search service that enables users to search U.S. federal, U.S. state, common law and selected foreign trademarks over the Internet. Selected IP data is also sold to Reed Elsevier, a major information and publishing company, with such information being made available to its online customers in the legal market. Patent and trademark information services provided 23% of the Company's consolidated revenues in 2001.

IP MANAGEMENT SERVICES

The Company provides a service that organizes and assists owners of IP, including corporate and legal clients, with the payments of patent annuities on a worldwide basis. Due to the fact that the rules for filing and maintaining patents are fairly complex and vary among the various regulatory authorities around the world, owners of IP in domestic and foreign markets, including many major corporations and law firms, use service providers to track filing and payment requirements and to make these payments on their behalf. The service is priced on a per payment basis, with cash received from customers in advance of applicable payment dates. The Company currently processes approximately 300,000 annual payments on behalf of its clients. The service is supported by a proprietary database that includes the current rules for filing and maintenance of patents in every major patent jurisdiction in the world. In addition, the Company licenses complementary software in the corporate and legal markets that enable customers to manage, track and report intellectual property. IP management services provided 11% of the Company's consolidated revenues in 2001.

CONTENT ASSEMBLY, REGULATORY AND IP INFORMATION SOLUTIONS

The Company's products in this area generally fall into two categories: software solutions and related services that enable users throughout an enterprise to collaborate in the authoring, compilation, distribution, publishing and reuse of information; and database services that provide related information on regulatory guidelines in major pharmaceutical markets worldwide. The Company's products are used in the life sciences industry and, most predominantly, in large pharmaceutical and biotechnology companies, as well as contract research organizations.

The most typical application of the Company's services is related to the process for preparing and filing new drug applications and biologics licensing applications. These regulatory dossiers are large complex documents, typically running in excess of 200,000 pages. The process for registering a new therapeutic is also highly complex and varies between jurisdictions worldwide.

The Company's primary software product, Liquent CoreDossier, is designed to meet the pre-market approval and compliance needs of life science organizations, taking mission-critical information to an electronic environment. CoreDossier assembles and publishes information from over 150 different native formats including legacy documents, word processing, spreadsheets, charts, photos, graphs, audio and video files and more.

The product improves publication and submission quality with varied output options to regulatory authorities, contract research organizations, vendors and other stakeholders. CoreDossier publishes active and archived documents to standard formats such as paper, web portals, PDF, TIFF and industry-specific standards. A product released in 2001, Liquent Xtent, is content middleware that will convert over 150 different native formats into XML. The Company offers additional software products that facilitate less complex publishing needs, provide web access to documents and create various reports. Software products are typically licensed to customers, with paid maintenance provided as an annual subscription.

The Company also offers a full suite of consulting and outsourcing resources for its life science customers. Its services include implementation consulting and customization of its software solutions, education and end-user training, technical support and comprehensive services to prepare and publish large compound documents on an outsourced basis. Consulting services are generally priced on a time and materials basis, with certain outsourcing services priced on a fixed fee basis.

The Company's IDRAC database service provides the rules and regulations for registering new drugs in 27 jurisdictions worldwide. The product is sold on an annual subscription basis, most commonly accessed via the Internet.

Content assembly and related products provided 6% of the Company's consolidated revenues in 2001. The Company believes that this percentage will increase substantially in 2002, based on the timing of the acquisitions of IDRAC and Liquent.

SCIENTIFIC AND TECHNOLOGY INFORMATION

REFERENCE PRODUCTS - BOOK PUBLISHING

The majority of revenues in the scientific and technology information segment are derived from book publishing. The Company has an extensive backlist of over 5,000 titles, which generates substantial recurring demand. During fiscal 2001, approximately 67% of book sales were derived from backlist sales. In addition, the Company produced approximately 320 new frontlist titles in fiscal 2001. The Company expects to produce approximately 375-400 new titles in 2002. CRC Press publishes primarily in the following areas:

           - Life sciences (biology, neurology, pathology, forensics, food science, marine science);
   - Hard sciences (chemistry, physics, mathematics, statistics, engineering);
                              - Clinical medicine;
                          - Environmental sciences; and
                     - Information technology and business.

Life sciences and hard sciences combined provide approximately three-fourths of active titles being sold. The Company has strong market positions in chemistry, mathematics, statistics, engineering and environmental science. Revenues from book publishing provided approximately 29% of consolidated revenues in fiscal 2001.

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

SUBSCRIPTION SERVICES

CRC Press also offers numerous subscription-based products. Its Food Chemical News division serves the food and chemical industries with newsletters and food science guides, available in print and electronic formats. These products command premium pricing and have aggregate renewal rates of approximately 70%. CRC Press publishes journals under both the CRC Press and Parthenon Press imprints, including primary journals of original research and secondary journals that summarize professional literature in selected scientific areas. Aggregate renewal rates for journals approximate 85%. Under its Auerbach imprint, CRC Press provides high-level information products for the information technology market in print and electronic formats. CRC Press also offers numerous electronic databases on a site license basis or on CD-ROM. Database products are focused in areas where CRC Press has significant proprietary content such as chemistry and engineering. Revenues from CRC Press' subscription services provided approximately 10% of consolidated revenues in fiscal 2001.

MEDICAL COMMUNICATIONS

CRC Press' Parthenon Press unit provides a medical communications service that assists pharmaceutical companies in marketing and communications efforts. Such services include organizing symposiums and meetings, private label publishing and custom publishing. While currently a small percentage of the Company's consolidated revenues, the Company believes medical communications has strong growth potential.

IT LEARNING

The Company provides IT professionals with certification test-preparation software, available over the Internet or on CD-ROM. The product is sold with a standard license for a single user and with network and multi-user licenses also available. The Company's primary product, TRANSCENDERCERT, covers certifications from organizations including Microsoft, Cisco, Novell, Oracle and CompTIA. Individual products are sold for $90-180, with "bundled packages" and corporate site licenses also available.

The products use sophisticated software and technology to provide realistic exam simulations. Each product includes questions in multiple formats, answer explanations and documentation references (using both text and video demonstration), score reports and computer adaptive testing, custom and random exams and case studies. Products were historically sold primarily to individual IT professionals, with an increasing focus on corporate and organizational sales.

Transcender is currently developing a series of video IT training products that will expand its product offerings beyond pure certification training tools. IT learning products provided approximately 20% of the Company's consolidated revenues in fiscal 2001.

CUSTOMERS

INTELLECTUAL PROPERTY

The Company's IP products and services are sold primarily to major corporations and law firms in the IP market. The Company has long-standing relationships with a significant number of customers and its subscription-based IP products have renewal rates of 90-100%. Customers include corporations in all major industries, with a particular concentration in the chemical, pharmaceutical, technology, manufacturing and packaged goods areas. In addition to the corporate customer base, customers include the majority of the major intellectual property law firms in the U.S. There are more than 100 IP customers contributing over $50,000 in revenue per annum in the aggregate, although no individual customer provides a significant percentage of revenue. Significant customers within the Company's IP group include Philips Electronics, Novartis, Procter and Gamble, Pfizer, Exxon/Mobil, Eli Lilly, DuPont, 3M, Ford, Motorola, GlaxoSmithKline, Hewlett Packard, Dow Chemical, Johnson & Johnson and General Motors. The Company's newly acquired Liquent-IDRAC unit provides products to mid-sized and large-sized companies, primarily in the pharmaceutical and biotechnology industries. Its customers include Bristol-Myers Squibb, Abbott Laboratories, Aventis, AstraZeneca, Schering Plough, Novartis and Wyeth-Ayerst. Liquent-IDRAC also licenses products to resellers that distribute the product outside of its core life sciences market.

SCIENTIFIC AND TECHNOLOGY INFORMATION

Customers in this area are primarily professional end-users, including chemists, mathematicians, engineers, biologists and information technology professionals. These customers are primarily based in corporations, with additional sales being made to individuals in academic settings, such as research institutions. The Company maintains extensive in-house lists of professionals and academics in the fields and niches in which it publishes. In addition to individuals, products are also sold to major distributors that serve the Company's areas of focus, such as Ingram, J.A. Majors and Baker & Taylor. Products are also sold to broad-based retailers and Internet distributors, including Barnes & Noble and Amazon.com. No individual customer provides a significant percentage of revenues.

IT LEARNING

Transcender's products are sold to IT professionals in self-study programs, instructor-led training courses, colleges and universities, and in corporations with large IT staffing levels. In addition to individuals, customers for the Company's products include training companies, universities and large corporations. The majority of customers today are individuals, although there is an increasing percentage of organizational and corporate sales. No individual customer provides a significant percentage of revenues.

SALES, MARKETING AND DISTRIBUTION

IP products and services are sold primarily through an in-house sales force with offices in the U.S. and Europe. The Company has dedicated sales personnel for patent and trademark products, patent and trademark management services and regulatory and IP information solutions. Prospects are identified through referrals from existing customers, referrals from patent and trademark offices, leads from trade shows and information requests from sources such as the Internet. Additional international sales are made through a network of distributors in Japan and elsewhere. The Company also sells information products and licenses software products to distributors in the U.S. that resell its products outside of its core markets, on both a private label and branded basis. At December 31, 2001, the IP Group had a total of 59 employees in sales and marketing, including 38 in the U.S. and 21 in Europe.

Scientific and technical products are sold primarily through direct response marketing. The Company has an in-house creative services and direct marketing group which designs, manages, and produces direct mail campaigns and other promotional support programs. There is also a small, highly experienced sales force for professional book sales to academic and specialty bookstores, wholesalers, catalogers and associations, as well as sales of site licenses to corporations and academic institutions. Our scientific and technical information sales and marketing group has 63 employees, including 60 in the U.S. and 3 in Europe.

The Company sells IT learning products primarily through direct response marketing, advertising in trade publications, Internet promotions and customer referrals. The Company also has a small in-house sales force for sales to organizations and corporations. The Company has a total of 22 employees in sales and marketing in this segment, all based in the U.S.

COMPETITION

PATENT AND TRADEMARK INFORMATION MARKET

Management believes that the Company is the largest commercial provider of primary patent information. Competition in this area comes primarily from patent and trademark offices, particularly the USPTO and the EPO. Both offer useful, low-end patent services, primarily geared toward academic users. Patent office products tend to be most useful for those trying to obtain a specific patent, but are generally less useful for research and high-end corporate and legal applications. In addition, Delphion Inc. offers a patent service over the Internet.

Traditional secondary information providers include Derwent Information, a unit of the Thomson Corporation, and the Chemical Abstract Service of the American Chemical Society. These companies have significant revenues in abstracting and indexing services, but are not major factors in the primary information sector. The major provider of full-search trademark market services is Thomson & Thomson, a unit of Thomson Corporation.

IP MANAGEMENT SERVICES

The Company believes it is the largest provider of patent annuity and trademark renewal payment services in the U.S. Computer Packages, Inc. is the only significant competitor in the U.S. C.P.A. is the leading provider of annuity payments in Europe, followed by Dennemeyer. The Company also believes it is the leading provider of intellectual property management software in the U.S. This market is relatively small and fragmented.

CONTENT ASSEMBLY, REGULATORY AND IP SOLUTIONS

Software solutions in this area face competition from systems developed in-house by large pharmaceutical companies. There is also direct competition from software vendors, including CDC Solutions in Europe, and indirect competition from third-party system integrators that have formed partnerships with competing software vendors. Information solutions in this area face competition primarily from government web sites, including the site maintained by the U.S. Food and Drug Administration.

SCIENTIFIC AND TECHNOLOGY INFORMATION

This market is very large with numerous competitors. While there is competition for sales in a given area or niche, products are generally unique titles sold on an individual basis. The Company also competes for the signing of significant authors. Primary competitors in this area include John Wiley, McGraw-Hill and Academic Press, a unit of Reed Elsevier. These competitors are larger and have greater resources than the Company.

IT LEARNING

Direct competitors in the IT certification test-preparation market include Self Test Software and Measure Up, businesses smaller than Transcender that provide Internet and CD-ROM certification training materials. Indirect competitors include ILT organizations, print-based test preparation companies, such as Coriolis and broad-based IT training businesses such as SmartForce, NetG, DigitalThink and Element K. Many of these businesses are larger than Transcender, but are not primarily focused on certification test-preparation. While ILT organizations provide a form of indirect competition, several are customers of the Company that supplement instructor training with Transcender products. The industry overall is large and fragmented.

FOREIGN OPERATIONS AND EXPORT SALES

Outside of the U.S., the Company has operations based in the United Kingdom (U.K.) and France. The IP Group has offices in the U.K., primarily related to sales and marketing functions, in addition to the European headquarters of Liquent-IDRAC in Paris. The Parthenon Press unit of CRC Press is based in the U.K. and CRC Press maintains an office in the London area that includes both sales staff and certain editorial employees. Export sales, based on customer location, represented approximately 25% of consolidated revenues for the year ended December 31, 2001, which includes an estimate of IP and IT information delivered over the Internet to recipients outside the U.S.

INTELLECTUAL PROPERTY

The Company regards its trademarks, copyrights, domain names, trade secrets and similar intellectual property as valuable assets and relies upon trademark and copyright laws, as well as confidentiality agreements with employees and others, to protect its rights. The Company pursues the registration of material trademarks and copyrights in the U.S. and, depending upon use, in some other countries. The Company believes it owns or licenses all intellectual property rights necessary to conduct its business. To the best of the management's knowledge, there are no threatened or pending legal proceedings or claims related to intellectual property that are likely to have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.

ENVIRONMENTAL MATTERS

The Company believes its operations are in compliance with all applicable foreign, federal, state and local environmental laws, as well as all laws and regulations relating to worker health and safety.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2001, the Company had approximately 732 employees, consisting of 607 employees in the U.S. and 125 employees based in England and France. No employees are covered by collective bargaining agreements with labor unions. The Company believes that relations with its employees are good.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters, which is located in Stamford, Connecticut, and leases additional office space for its primary domestic operating units in East Haven, Connecticut; Boca Raton, Florida; New York, New York; Southfield, Michigan; Nashville, Tennessee; and in Fort Washington, Pennsylvania. The Company also leases office space in several locations related to its European operations in England, including London, Bagshot and Putney, as well as office space in Paris, France. The Company leases warehouse space in Nashville, Tennessee for use by its Transcender unit and Lancaster, England for use by its CRC Press unit. The Company also contracts with third parties for warehousing and distribution services in Linn, Missouri and Andover, England for use by its CRC Press unit. The Company does not own any real property. The Company believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for current business operations, and that suitable additional or alternative space will be available at commercially reasonable terms for future expansion.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "IHI." As of March 15, 2002, there were approximately 2,621 holders of the Company's common stock comprised of 21 record holders and approximately 2,600 beneficial holders. The following table reflects the high and low closing sales prices of the Company's common stock as reported by the NYSE, for the periods indicated.

                                                            2001                       2000
                                                     --------------------       --------------------
         COMMON STOCK                                  HIGH         LOW          HIGH          LOW
                                                     -------       ------       -------       ------
         First Quarter                               $ 27.25      $ 19.20      $ 45.44      $ 23.75
         Second Quarter                                32.30        19.85        37.13        21.50
         Third Quarter                                 33.75        17.65        37.00        30.25
         Fourth Quarter                                29.83        18.30        35.38        15.88

DIVIDEND POLICY

The Company has never paid a dividend on its common stock and does not anticipate paying any dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's Credit Facility, as defined in Item 7 of this Annual Report, "Management's Discussion and Analysis of Financial Conditions and Results of Operations", restricts the ability of the Company to pay dividends.

CHANGES IN SECURITIES AND USE OF PROCEEDS

The following report relates to the Company's secondary public stock offering:

Commission file number of registration statement:                                         333-30202
Effective Date:                                                                      March 14, 2000

Expenses incurred through December 31, 2001:
         Underwriting discounts                                                  $        8,595,000
         Other expenses                                                          $          522,000
         Total expenses                                                          $        9,117,000

Application of proceeds through December 31, 2001:
         Acquisitions of businesses, titles and equity interests                 $      130,586,000
         Temporary investments                                                   $       24,414,000
           (Commercial paper and money market funds)

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 2001 have been derived from their respective audited financial statements. All acquisitions by the Company were accounted for using the purchase method of accounting. The Company acquired St. Lucie Press on January 14, 1997, Auerbach on June 5, 1997, MicroPatent on July 2, 1997, Chapman & Hall on August 19, 1998, Optipat on January 7, 1999, Faxpat on July 19, 1999, Master Data Center on August 12, 1999, Corporate Intelligence on September 1, 1999, Transcender on November 6, 2000, IDRAC on March 29, 2001, Parthenon on May 15, 2001 and Liquent on December 20, 2001. The results of operations of these businesses are included in the Company's results from their respective dates of acquisition. The selected historical financial data should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                           THE COMPANY
                                                  ------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)             1997          1998          1999          2000          2001
                                                  ----          ----          ----          ----          ----
                                                   (1)           (1)

OPERATING DATA:
Revenues (2)..........................         $ 34,869      $ 46,651      $ 58,778      $ 73,289     $ 105,336
Cost of sales ........................           11,492        11,707        15,742        19,720        26,676
Operating expenses (3)................           28,040        31,234        34,104        48,231        69,000

Operating income (loss)...............           (4,663)        3,710         8,932         5,338         9,660
Interest (expense) income, net .......             (130)        1,117         1,330         7,005         3,505
Income (loss) before taxes............           (4,908)        4,827        10,244        12,345        13,149

Net income (loss) (4).................           (4,911)        4,785         6,017         7,092         7,838
Net income per common share:
  Basic earnings......................                                        $0.36         $0.34         $0.36
  Diluted earnings....................                                        $0.35         $0.34         $0.36
Shares used in computing net income per share:
  Basic ..............................                                       16,945        20,583        21,686
  Diluted.............................                                       17,128        20,822        21,826
Pro forma basic and diluted earnings
(loss) per common share (5)..............      $  (0.29)     $   0.28             -             -             -
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents.............         $ 10,280      $ 57,270        $7,551       $96,375       $38,612
Total assets..........................           50,219       104,791       138,658       310,996       346,557
Total debt............................            5,188         2,955         2,694         2,415         2,449
Total equity..........................           28,556        84,793        90,935       256,274       266,950

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

(2) Revenues for the year ended December 31, 1997 include an initial stocking order by an international distributor aggregating $3,307. In fiscal 2001, in conjunction with the acquisition of IDRAC, the Company was required by purchase accounting to reflect the revaluation of acquired deferred revenues based on the cost to fulfill. This revaluation is a non-cash adjustment, which reduced revenue in the nine months following acquisition. The adjustment reduced revenues by $1,000 and therefore reduced net income by $1,000 for the year ended December 31, 2001.

(3) During 2000 the Company formed an alliance with Intellectual Property Technology Exchange, Inc. (Techex) to jointly develop and market products to address the online needs of the technology licensing industry. Operating expenses for the years ended December 31, 2000 and 2001 include an impairment in the value of the Company's investment in Techex of $1,500 and $400, respectively.

(4) Prior to the Company's initial public offering, in August 1998, the Company was a limited liability company and, accordingly, was not subject to U.S. federal or certain state income taxes. Subsequent to the initial public offering, the Company incurred a nominal income tax provision due to the full reversal of deferred tax valuation allowances deemed as no longer required. For the years ended December 31, 2001, 2000 and 1999, the Company was fully taxable.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-K. UNLESS OTHERWISE STATED IN THIS FORM 10-K, REFERENCES TO THE FISCAL YEARS 2001, 2000, AND 1999 RELATE TO THE FISCAL YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999, RESPECTIVELY.

IMPACT OF ACQUISITIONS AND OUTLOOK

     A key component of the Company's growth strategy is to pursue acquisitions in attractive niche markets where opportunities exist to internally grow the acquired companies' revenues and increase profitability through operating efficiencies. Since beginning operations in January 1997, the Company has completed thirteen strategic acquisitions, including seven in the intellectual property area, five in scientific and technology information and one in the information technology learning market, as well as some minor acquisitions that are not otherwise disclosed herein. The Company continues to actively seek acquisitions that will further the Company's growth and operating strategies. As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in some respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

RESULTS OF OPERATIONS

FISCAL YEAR 2001 VS. 2000

REVENUES. Revenues increased $32.0 million, or 43.7%, to $105.3 million from $73.3 million. The increase in revenues is due primarily to strong results associated with IT learning products, as a result of the acquisition of Transcender in November 2000. Revenues at Transcender increased $17.3 million, reflective of a full year's revenue for the period ended December 31, 2001. Revenues increased by $11.2 million in the Company's intellectual property group, including $4.6 million from continued strong internal growth in sales of patent information and patent annuity payment services and $6.1 million as a result of the acquisitions of IDRAC and Liquent in fiscal 2001. Revenues also increased $3.5 million in the Company's scientific and technology information group resulting from the acquisition of Parthenon in May 2001, as well as from strong results in international book sales, offsetting lower domestic book sales.

COST OF SALES. Cost of sales increased $7.0 million or 35.3% to $26.7 million from $19.7 million. Cost of sales, expressed as a percentage of revenues, decreased to 25.3% for fiscal 2001 from 26.9% for fiscal 2000. The improvement in gross profit margins over the prior year levels is primarily attributable to the inclusion of Transcender for a full year, as well as IDRAC for 2001, businesses that have higher gross margins than the other existing units. These improvements were offset by higher costs at CRC Press primarily related to Parthenon Press which has lower gross margins than other IHI units and lower margins in book publishing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses increased $12.8 million or 34.7%, to $49.8 million from $37.0 million. Increased SG&A expenses relate primarily to $12.5 million of operating expenses of businesses acquired in 2001 and a full year of operating expenses at Transcender, which was acquired in November 2000. In addition, CRC Press experienced an increase of $0.7 million in costs associated with the disposal of certain direct mail marketing materials. SG&A expenses for other existing operations remained constant or decreased based on cost cutting measures taken to streamline costs. SG&A expenses as a percentage of revenues decreased to 47.3% for fiscal 2001 compared with 50.5% for fiscal 2000. The improvement in margins is primarily a result of a reduction in development spending in the LPS group from prior year levels.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization including amortization of goodwill, intangible assets, capitalized software and prepublication costs, increased $9.0 million, or 92.6%, to $18.7 million from $9.7 million, primarily as a result of the amortization of intangible assets and depreciation of purchased equipment related to the acquisitions of Transcender in November 2000 and IDRAC in March 2001, and increased depreciation related to capital expenditures in fiscal 2001. Starting in fiscal 2002, the Company will no longer amortize goodwill or intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

IMPAIRMENT OF LONG-LIVED ASSETS. In the fourth quarter of 2001, based on the Company's evaluation of the recoverability of its investment in Techex and the decrease in its proportionate share of Techex's net equity, the Company recorded an additional charge of $0.4 million. The Company had recorded a charge of $1.5 million in the prior year to reduce the carrying amount of the investment to estimated fair value.

INTEREST INCOME (EXPENSE). Net interest income (expense) decreased to $3.5 million from $7.0 million due primarily to lower interest earned, resulting from cash used from the secondary public stock offering to acquire businesses over the past five quarters (See Note 3 of the Notes to Consolidated Financial Statements). Additionally, the average interest rate decreased significantly during the last six months of fiscal 2001 to 3.06% from 6.33% in the comparable period in fiscal 2000.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the year ended December 31, 2001 is 40.4%, which differed from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization of the excess of the purchase price over net assets acquired. This compares with an effective tax rate of 42.6% in the prior year. In the last nine months of fiscal 2001, the Company was also subject to foreign taxes, which were immaterial in the period.

FISCAL YEAR 2000 VS. 1999

REVENUES. Revenues increased $14.5 million, or 24.7%, to $73.3 million from $58.8 million. The increase in revenues is primarily due to an increase in Internet-based sales of patent information of approximately $3.4 million at MicroPatent and an increase of $2.4 million in sales of patent file histories at Optipat and Faxpat, businesses acquired in fiscal 1999. Revenues at Master Data Center, which was acquired in August 1999, increased $6.6 million, reflective of a full year's revenue for the period ended December 31, 2000. Revenues associated with IT learning products increased $4.1 million as a result of the acquisition of Transcender in November 2000. These increases were partially offset by a decline of $2.0 million in international book sales at CRC Press. The Company previously terminated an international distribution agreement in January 2000, and was contractually restricted from selling many of its scientific information products internationally for a 45-day period. International book sales in each quarter of fiscal 2000 improved over the previous quarter.

COST OF SALES. Cost of sales increased $4.0 million or 25.3% to $19.7 million from $15.7 million. As a percentage of revenues, cost of sales remained relatively constant over prior year levels, primarily as a result of the inclusion of MDC for a full year, which has lower gross margins than the Company's other existing units, offset by the inclusion of Transcender, which has higher gross margins than the Company's other existing units, and improved gross margins in the intellectual property businesses as a result of the successful integration of acquired businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses increased $8.9 million or 31.4%, to $37.0 million from $28.1 million. Increased SG&A expenses relate primarily to operating expenses of businesses acquired in 1999 and in 2000 and development expenses of the Company's intellectual property Internet portal. SG&A expenses as a percentage of revenues increased to 50.5% for fiscal 2000, compared with 47.9% for fiscal 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.7 million, or 63.4%, to $9.7 million from $6.0 million, primarily as a result of the amortization of intangible assets of businesses acquired in the last half of fiscal 1999 and the acquisition of Transcender in November 2000 (See Note 3 of the Notes to Consolidated Financial Statements).

IMPAIRMENT OF LONG-LIVED ASSETS. In the fourth quarter of 2000, the Company determined that the value of its investment in Techex was impaired due to the inability of Techex to generate significant revenues. The evaluation of the recoverability of long-lived assets to be held and used is based on comparing the asset's carrying amount to its fair value. Based on fair market value estimates, the Company recorded a charge of $1,500,000 to reduce the carrying amount of the investment to estimated fair value.

INTEREST INCOME (EXPENSE). Interest income (expense) increased to $7.0 million from $1.3 million due primarily to interest earned on the proceeds from the secondary public stock offering completed in March 2000.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income for the year ended December 31, 2000 is 42.6%, which differs from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization of the excess of the purchase price over net assets acquired. This compares with an effective tax rate of 41.3% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155 million of net proceeds. As of December 31, 2001, proceeds of approximately $131 million have been used from this offering to fund acquisitions in the Company's information and publishing businesses (See Note 3 of the Notes to Consolidated Financial Statements). The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes. The Company currently does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions. Pending such uses, the proceeds will be invested in short-term, investment grade securities.

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the periods ended December 31, 2001 and 2000, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of December 31, 2001, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

Cash and equivalents, including short-term investments, totaled $56.4 million at December 31, 2001 compared to $108.1 million at December 31, 2000. Excluding cash, cash equivalents and short-term investments, the Company had a working capital deficit of $(6.6) million at December 31, 2001 compared to working capital deficit of $(0.7) million at December 31, 2000. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at December 31, 2001, are obligations related to patent annuity payments and deferred revenue of approximately $36.0 million.

Cash generated from operating activities was $23.6 million for the fiscal year ended December 31, 2001, derived from net income of $7.8 million plus non-cash charges of $20.1 million less an increase in operating assets, net of liabilities of $4.3 million. The increase in net operating assets is primarily the result of increased customer receivables as a result of the businesses acquired in fiscal 2001 and the payment of income tax liabilities, offset by an increase in deferred revenue, most notably at IDRAC, a business acquired in the first quarter of 2001.

Cash used in investing activities was $83.1 million for the fiscal year ended December 31, 2001, due to acquisition costs for businesses, titles and equity interests of $68.6 million and capital expenditures, including pre-publication costs and internally developed software of $8.5 million. Excluding acquisitions of businesses, the Company's existing operations are not capital intensive. Capital expenditures for fiscal 2001 include approximately $1.4 million of purchases of new computer equipment necessary to facilitate the Company's increased Internet capacity. Additionally, the Company invested $6.0 million in short-term investments in commercial paper, which are scheduled to mature in the first quarter of fiscal 2002.

Cash generated from financing activities was $1.7 million for the fiscal year ended December 31, 2001, primarily due to net cash proceeds received from the issuance of common stock from stock option exercises. The Company has no outstanding debt obligations as of December 31, 2001 related to the Credit Facility.

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

SEASONALITY

The Company's business is somewhat seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on publication schedules and other factors. In 2001, 28% of the Company's revenues were generated during the fourth quarter with the first, second, and third quarters accounting for 23%, 24% and 25% of revenues, respectively. In 2000, revenues for the first through fourth quarters were 22%, 22%, 25% and 31%, respectively. In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions and new product launches.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No.142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 prohibits the use of the pooling-of-interest method of business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 applies to all business combinations completed after June 30, 2001. The adoption of this statement did not materially impact results of operations for the year ended December 31, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and intangible assets with indefinite lives. Under a non-amortization approach, goodwill and certain intangibles will not be amortized, but instead will be reviewed for impairment at least annually. The Company is required to adopt SFAS No. 142 for acquisitions initiated prior to June 30, 2001 on January 1, 2002. The Company does not expect that the adoption of SFAS No. 142 will result in an impairment charge. The adoption of these standards will reduce the amortization of goodwill and intangible assets commencing January 1, 2002. The amount of goodwill amortization recognized was $5,002,000, $1,302,000 and $308,000 for fiscal 2001, 2000 and
1999, respectively.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of January 1, 2002 and does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

EFFECTS OF INFLATION

The Company believes that inflation has not had a material impact on the results of operations presented herein.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business operations and to the understanding of its results of operations. The impact and any associated risks on the Company's results of operations related to these policies are discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to revenue recognition, bad debt and sales return allowances, inventory obsolescence reserves, and the valuation of goodwill and other identified intangible assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company derives its revenues from the following sources:

ANNUITY TAX PAYMENT SERVICES - Revenue from annuity tax payment services is recognized in the period when the related annuity tax payments are made to various regulatory agencies.

SOFTWARE LICENSES REVENUE - The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. The Company recognizes the revenue allocable to software licenses upon obtaining a signed license agreement and delivery of the software product unless the fee is not fixed and determinable or collectibility is not probable. The Company's current standard practice is not to provide customer acceptance terms in connection with licenses of its software. However, certain agreements provide standard customer acceptance terms. These customer acceptance terms, which the Company considers to be perfunctory, lapse after a short period (generally 30 to 90 days) if the customer has not formally rejected the software. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred.

In general, the Company's sales of software licenses include an initial period of post-contract customer support. In addition, the Company occasionally enters into service agreements related to software licenses. In software arrangements that include rights to multiple software products, post-contract support and other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables. The fair value of the software license is determined based on vendor-specific objective evidence of the undelivered post-contract customer support and service elements in accordance with the provisions of SOP 98-9.

Revenue from software licenses to parties other than end-users, including reseller, third-party integrator and OEM arrangements with after-sale support requirements, is recorded only when software has been placed with an end-user and no further obligations exist.

PUBLICATION REVENUE - The Company recognizes sales revenue when the risks of ownership have been transferred to the buyer, which is generally when shipped. Sales made on a returnable basis are recorded net of provisions for estimated returns and allowances.

SUBSCRIPTION REVENUE - Revenue from subscriptions to the Company's print publications and information services is recognized in income as earned over the subscription period. Costs in connection with the procurement of subscriptions are charged to expense as incurred.

CERTIFICATION TEST PREPARATION SOFTWARE REVENUE - Revenue associated with the sale of certification test preparation software for IT professionals can be deployed through CD-ROM or over the Internet. For CD-ROM sales, revenue is recognized upon shipment; for web-based sale, revenue is recognized upon delivery of access code to customers.

SUPPORT SERVICES REVENUE - Revenue is derived from (i) maintenance and post-support contracts, (ii) training services and, (iii) consulting services. Post contract customer support includes telephone support, bug fixes and rights to upgrades on a when-and-if available basis. Revenue from maintenance and post-support contracts is recognized primarily over the term of the service contract. Revenue from training services is recognized upon completion of services. Consulting revenue includes implementation services performed primarily on a time-and-materials basis under separate service arrangements related to the installation of Liquent software. Management does not consider the installation services essential because the services are routine in nature and include implementation planning, training of customer personnel, building simple interfaces and running test data. Also, customers have access to third parties who can provide such services. The remainder of consulting revenues is derived primarily from project management for publishing new drug applications and general information technology consulting. Revenue is recognized for these services on a time-and-materials basis as services are performed. In some circumstances, services are provided under fixed-price arrangements, in which case revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known.

DEFERRED REVENUE - Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received from subscriptions, and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue. In connection with the acquisition of companies, the Company records deferred revenue at the cost to fulfill plus an applicable gross profit margin, rather than based on the subscription and advanced payments received.

The recognition of revenue in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of revenue. Estimates related to the recognition of revenue include future product returns which may occur based upon actual historical return rates and reduce the Company's revenue by these estimated future returns. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

Management estimates accounts receivable risks and provides allowances for doubtful accounts based on historical analysis and a review of outstanding balances and for sales returns based on the historical rate of return and current market conditions. Management believes that credit risk for accounts receivable is limited because of the large number of customers and because the Company's customers are dispersed across different businesses and geographic areas.

INVENTORY

Inventory is stated at the lower of cost or market. The vast majority of inventories are books, which are reviewed monthly on a title-by-title basis for salability. Obsolete, damaged, and unmarketable books historically have been insignificant and the cost of inventory determined to be impaired has been charged to income in the period of determination. Assessing the ultimate realization of inventories requires judgment about future demand and market conditions, and management evaluates the adequacy of the allowance for obsolete inventory on a quarterly basis. Management makes adjustments to the reserve if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective because estimates may be revised as more information becomes available.

GOODWILL

Goodwill consists of the excess of cost over the value of identifiable net assets of businesses acquired under the purchase method of accounting. Goodwill acquired prior to June 30, 2001 is amortized on a straight-line basis over the estimated useful lives of 10-20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill. The Company reviews the carrying value of goodwill for impairment on periodic basis and whenever events or circumstances indicate that the carrying amount may not be recoverable.

Beginning in January 2002, the Company will not amortize goodwill in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets represent the portion of purchase price paid in a business acquisition which has been allocated, based on independent appraisals or management's estimates, to the value of publication agreements, subscriber lists, databases, trademarks and acquired customer relationships, the value of dedicated workforce or similar assets. Costs allocated to these assets are amortized on a straight-line basis over their estimated useful lives ranging from 2-20 years. The Company reviews the carrying value of these intangible assets for impairment by measuring the carrying amount of the assets against the estimated undiscounted future cashflows associated with them on a periodic basis and whenever events or circumstances indicate that the carrying amounts may not be recoverable. If the Company determines that the carrying amount is impaired, the assets will be written down to fair value. Fair value is determined based on discounted cash flows or management's estimates, depending on the nature of the assets. Beginning in January 2002, the Company will not amortize intangible assets with indefinite lives in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

PREPUBLICATION COSTS

Prepublication costs, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization period. It is the Company's policy to evaluate the remaining lives and recoverability of such costs on a periodic basis and whenever event or circumstances indicate that the carrying amounts may not be recoverable.

Management believes that there is no impairment to goodwill and other identified intangible assets or prepublication costs as of December 31, 2001 and that no impairment to these assets will exist upon the adoption of SFAS No. 142 on January 1, 2002. However, future events and circumstances, some of which are described below, may result in an impairment charge: significant negative economic or industry trends; changes in business strategy that alter the expected usage of the related assets; and future economic results that are below management expectations used in the current assessments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK - The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of December 31, 2001, the Company had no outstanding borrowings under the Credit Facility.

FOREIGN CURRENCY EXCHANGE RATE RISK - The financial statements of the Company's foreign subsidiaries are translated from the local currency into U.S. dollars. Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders' equity. Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income. As such, the Company's operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro. Foreign exchange translation gains or losses were not material in any of the periods presented.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At December 31, 2001, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than six months, aggregating approximately $16,000,000. Realized gains and losses relating to the forward contracts were immaterial for the year ended December 31, 2001.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Factors which could cause or contribute to such differences include, but are not limited to: (1) the ability of the Company to consummate acquisitions, integrate such acquisitions into existing operations, manage expansion, achieve operating efficiencies and control costs in its operations;
(2) the Company's success in retaining key employees, including its CEO and CFO and the senior management teams of its primary operating units; (3) pressures from competitors with greater resources than those of the Company, as well as competitive pressures arising from changes in technology and customer requirements; (4) the availability of raw intellectual property information from alternative sources for little or no cost; (5) the concentration of ownership among the founding stockholders of the Company, who have the ability to direct the affairs and operations of the business; (6) changes in Internet usage; (7) changes in customer and distributor relationships; (8) changes in U.S. or foreign government regulations; and (9) general economic conditions which may impact expenditures on the Company's products and services.

Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K, must be considered by any investor or potential investor of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively (in thousands, except per share data):

                                                              QUARTER ENDED
                                   ------------------------------------------------------------------
2001                                   MARCH 31        JUNE 30        SEPTEMBER 30        DECEMBER 31           YEAR
Revenues                            $    24,244     $   25,314        $     26,427        $    29,351    $   105,336
Gross profit                             18,670         19,346              19,429             21,215         78,660
Net income                                3,004          1,904               1,468              1,462          7,838
Net income per common share:
  Basic earnings                    $      0.14     $     0.09        $       0.07        $      0.07    $      0.36
  Diluted earnings                  $      0.14     $     0.09        $       0.07        $      0.07    $      0.36

                                                              QUARTER ENDED
                                   ------------------------------------------------------------------
2000                                   MARCH 31        JUNE 30        SEPTEMBER 30        DECEMBER 31           YEAR
Revenues                            $    16,090     $   16,180        $     18,151        $    22,868    $    73,289
Gross profit                             11,520         11,599              13,078             17,372         53,569
Net income                                1,555          2,171               1,966              1,400          7,092
Net income per common share:
  Basic earnings                    $      0.09     $     0.10        $       0.09        $      0.06    $      0.34
  Diluted earnings                  $      0.09     $     0.10        $       0.09        $      0.06    $      0.34

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the identification, business experience and directorships of each director and nominee for director of IHI and the information relating to the identification and business experience of IHI's executive officers, required by Item 401 and 405 of Regulation S-K, will be presented in the sections entitled "Election of Directors" and "Executive Officers" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2001, and is hereby incorporated by reference. If the definitive proxy statement for the 2001 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 2001 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "The Board and Its Committees - Compensation of Directors", "Executive Officers - Employment Agreements" and "Summary Compensation Table" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2001 and is hereby incorporated by reference. If the definitive proxy statement for the 2001 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 2001 fiscal year, IHI will amend this Annual Report and include such information in the amendment.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2001 and is hereby incorporated by reference. If the definitive proxy statement for the 2001 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 2001 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and transactions required by
Item 404 of Regulation S-K will be presented in the section "Certain Relationships and Related Transactions" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2001 and is hereby incorporated by reference. If the definitive proxy statement for the 2001 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of IHI's 2001 fiscal year, IHI will amend this Annual Report and include such information in the amendment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   Financial Statements

                                                                                 Page

       Report of Independent Auditors                                             F-1

       Consolidated Balance Sheets,
        December 31, 2001 and 2000                                                F-2

       Consolidated Statements of Operations,
        Years Ended December 31, 2001, 2000 and 1999                              F-3

       Consolidated Statements of Stockholders' Equity
        Years Ended December 31, 2001, 2000 and 1999                              F-4

       Consolidated Statements of Cash Flows,
        Years Ended December 31, 2001, 2000 and 1999                              F-5

       Notes to Consolidated Financial Statements                             F-6 to F-22

All schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

         (b)    Reports on Form 8-K.

                On December 28, 2001, the Company filed a Current Report on Form 8-K reporting the merger of Fluid Acquisition Corp. (Fluid), a wholly owned subsidiary of the Company, with and into Liquent became effective on December 27, 2001. As a result of the merger, Liquent became a wholly owned subsidiary of the Company.

                On January 10, 2002, the Company filed a Current Report on Form 8-K (the Form 8-K) reporting the Agreement and Plan of Merger between the Company, Fluid and Liquent. On March 12, 2002, the Company filed an amendment to the Form 8-K containing the required financial statements of Liquent and pro forma condensed consolidated financial statements of the Company.

         (c)    Exhibits

EXHIBITS
NO.             DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of November 13, 2001, by and among Liquent, Information Holdings Inc. and Fluid (1)

3.1             Certificate of Incorporation*

3.2             Amended and Restated Bylaws**

4.1             Specimen Common Stock Certificate*

4.2             Registration Rights Agreement among the Company, Warburg, Pincus
                Ventures, L.P., and Mason P. Slaine***

10.1            Employment Agreement, dated as of March 15, 2000, between
                Information Holdings Inc. and Mason P. Slaine++

10.2            Employment Agreement, dated as of January 19, 1998, between
                Information Ventures LLC and Vincent A. Chippari*

10.3            Employment Agreement, dated as of April 10, 2000, between
                Information Ventures LLC and Jay Nadler**

10.4            Employment Agreement, dated as of November 6, 2000, between
                Transcender LLC and Aneel M. Pandey**

10.5            Noncompetition Agreement, dated November 6, 2000, between
                Transcender LLC and Aneel M. Pandey**

10.6            Employment Agreement, between Liquent (formerly ESPS, Inc.) and
                R. Richard Dool, dated November 27, 2000, as amended February 8,
                2001 and October 3, 2001

10.7 1998 Stock Option Plan of the Company (Amended and Restated as of March 26, 2002)

10.8            Asset Purchase Agreement, dated as of November 6, 2000, among
                Information Ventures LLC, Transcender LLC and Transcender
                Corporation****

10.9            Credit Agreement, dated as of September 24, 1999, among the
                Company, Warburg, Pincus Information Ventures, Inc., Information
                Ventures L.L.C., and the lenders named herein, Bank of America, N.A., as Documentation Agent, Bankers Trust Company, as
                Administrative Agent+

10.10           First Amendment to Credit Agreement, dated as of October 7,
                1999, among the Company, Warburg Pincus Information Ventures,
                Inc., Information Ventures L.L.C., the lenders named therein, Bank of America, N.A., as Documentation Agent and Bankers Trust
                Company, as Administrative Agent

10.11           Second Consent and Amendment to Credit Agreement, dated as of
                July 12, 2001, among the Company, Information Ventures L.L.C., the lenders named therein, Bank of America, N.A., as Documentation Agent and Bankers Trust Company as Administrative
                Agent

10.12 Form of Pledge Agreement, dated as of September 24, 1999, entered into by the Company and its subsidiaries and Bankers
                Trust Company, as Collateral Agent+

10.13 Form of Security Agreement dated as of September 24, 1999, among the Company, Warburg, Pincus Information Ventures, Inc.,
                Information Ventures L.L.C., certain of its subsidiaries and Bankers Trust Company, as Collateral Agent+

10.14           Form of Subsidiaries Guaranty, dated as of September 24, 1999+

10.15 Amendment to Employment Agreement, dated as of November 6, 2000, between Transcender LLC and Aneel M. Pandey

21.1            List of subsidiaries of the Company

23.1            Consent of Ernst & Young LLP

----------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, Registration No. 333-56665.
** Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
*** Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
**** Incorporated herein by reference to the Current Report on Form 8-K, filed on November 21, 2000.
+ Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on November 12, 1999.
++ Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on August 11, 2000.
(1) Incorporated herein by reference to the Exhibit to the Schedule 13D relating to the Shares, filed by the Company and Fluid on November 21, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INFORMATION HOLDINGS INC.

         By:     /s/ Vincent A. Chippari
                 -----------------------
                 Vincent A. Chippari, Executive Vice President
                  and Chief Financial Officer

         Date:   March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     /s/ Mason P. Slaine                         /s/ Vincent A. Chippari
     ---------------------------------           ------------------------------
     Mason P. Slaine                             Vincent A. Chippari
     President, Chief Executive Officer and      Executive Vice President and
     Director                                    Chief Financial Officer
     (Principal Executive Officer)               (Principal Financial and
     March 29, 2002                              Accounting Officer)
                                                 March 29, 2002

     /s/ Michael E. Danziger                     /s/ David R. Haas
     ---------------------------------           ------------------------------
     Michael E. Danziger                         David R. Haas
     Director                                    Director
     March 29, 2002                              March 29, 2002

     /s/ Sidney Lapidus                          /s/ David E. Libowitz
     ---------------------------------           ------------------------------
     Sidney Lapidus                              David E. Libowitz
     Director                                    Director
     March 29, 2002                              March 29, 2002

     /s/ John R. Purcell
     ---------------------------------
     John R. Purcell
     Director
     March 29, 2002

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Information Holdings Inc.

We have audited the accompanying consolidated balance sheets of Information Holdings Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Holdings Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

New York, New York
February 21, 2002                                       ERNST & YOUNG LLP

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,        DECEMBER 31,
                                                                                               2001                2000
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                                $      38,612       $      96,375
  Short-term investments                                                                     17,762              11,731
  Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
     SALES RETURNS OF $3,273 AND $3,575, RESPECTIVELY)                                       35,130              23,378
  Inventories                                                                                 7,323               6,472
  Prepaid expenses and other current assets                                                   7,268               4,141
  Deferred income taxes                                                                       3,423               2,489
                                                                                      -------------       -------------
     Total current assets                                                                   109,518             144,586
Property and equipment, net                                                                   9,868               5,802
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $5,758 AND
    $5,234 RESPECTIVELY)                                                                      4,750               4,188
Identified intangible assets, net                                                           111,463              91,342
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $6,624 AND $1,622, RESPECTIVELY)               102,666              61,272
Other assets                                                                                  8,292               3,806
                                                                                      -------------       -------------
TOTAL                                                                                 $     346,557       $     310,996
                                                                                      =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capitalized lease obligations                                    $         490       $         308
  Accounts payable                                                                           21,598              20,156
  Accrued expenses                                                                           17,793               5,089
  Royalties payable                                                                           1,625               1,204
  Deferred revenue                                                                           18,293              10,429
                                                                                      -------------       -------------
     Total current liabilities                                                               59,799              37,186

Capital leases                                                                                1,959               2,107
Deferred income taxes                                                                        16,826              14,057
Other long-term liabilities                                                                   1,023               1,372
                                                                                      -------------       -------------
     Total liabilities                                                                       79,607              54,722
                                                                                      -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued                                                            $           -       $           -
  Common stock, $.01 par value; 50,000,000 shares
   authorized; issued and outstanding 21,758,052 shares at
  December 31, 2001 and 21,611,970 at December 31, 2000                                         218                 216
  Additional paid-in capital                                                                245,911             243,075
  Retained earnings                                                                          20,821              12,983
                                                                                      -------------       -------------
         Total stockholders' equity                                                         266,950             256,274
                                                                                      -------------       -------------
TOTAL                                                                                 $     346,557       $     310,996
                                                                                      =============       =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            2001             2000              1999

Revenues                                                           $     105,336     $     73,289      $     58,778
Cost of sales                                                             26,676           19,720            15,742
                                                                   -------------     ------------      ------------
Gross profit                                                              78,660           53,569            43,036
                                                                   -------------     ------------      ------------
Operating expenses:

 Selling, general and administrative                                      49,831           36,987            28,142

 Depreciation and amortization                                            18,769            9,744             5,962

 Impairment of long-lived assets                                             400            1,500                 -
                                                                   -------------     ------------      ------------

   Total operating expenses                                               69,000           48,231            34,104
                                                                   -------------     ------------      ------------

Income from operations                                                     9,660            5,338             8,932
                                                                   -------------     ------------      ------------

Other income (expense):

 Interest income                                                           4,046            7,575             1,687

 Interest expense                                                           (541)            (570)             (357)

 Other income (expense)                                                      (16)               2               (18)
                                                                   -------------     ------------      ------------

Income before income taxes                                                13,149           12,345            10,244

Provision for income taxes                                                 5,311            5,253             4,227
                                                                   -------------     ------------      ------------

Net income                                                         $       7,838     $      7,092      $      6,017
                                                                   =============     ============      ============

Basic earnings per common share                                    $        0.36     $       0.34      $       0.36
                                                                   =============     ============      ============
Average number of basic common shares outstanding                     21,686,149       20,583,190        16,945,210
                                                                   =============     ============      ============

Diluted earnings per common share                                  $        0.36     $       0.34      $       0.35
                                                                   =============     ============      ============
Average number of diluted common shares outstanding                   21,826,359       20,821,921        17,128,277
                                                                   =============     ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             YEARS ENDED DECEMBER 31
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK
                                            -------------------------      ADDITIONAL    RETAINED
                                              NUMBER OF                      PAID-IN     EARNINGS
                                               SHARES           AMOUNT       CAPITAL     (DEFICIT)       TOTAL

Balance at December 31, 1998                16,943,189     $      169    $   84,750    $     (126)   $   84,793

Common stock issued to employees
 from stock option exercises                    10,361              1           124                         125
Net income                                                                                  6,017         6,017
                                            ----------     ----------    ----------    ----------    ----------


Balance at December 31, 1999                16,953,550            170        84,874         5,891        90,935

Issuance of common stock, net                4,500,000             45       155,088                     155,133
Common stock issued to employees
 from stock option exercises                   158,420              1         1,918                       1,919
Income tax benefit from
 stock option exercises                                                       1,195                       1,195
Net income                                                                                  7,092         7,092
                                            ----------     ----------    ----------    ----------    ----------

Balance at December 31, 2000                21,611,970            216       243,075        12,983       256,274

Common stock issued to employees
 from stock option exercises                   146,082              2         2,003                       2,005
Income tax benefit from
 stock option exercises                                                         833                         833
Net income                                                                                  7,838         7,838
                                            ----------     ----------    ----------    ----------    ----------

Balance at December 31, 2001                21,758,052     $      218    $  245,911    $   20,821    $  266,950
                                            ==========     ==========    ==========    ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                            2001             2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $    7,838       $    7,092        $    6,017
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation                                                            3,417            2,210             1,592
   Amortization of goodwill and other intangibles                         15,352            7,534             4,370
   Amortization of pre-publication costs                                   2,814            2,297             2,469
   Change in non-current deferred income tax liabilities                  (2,028)          (1,862)           (1,988)
   Impairment of long-lived assets                                           400            1,500                 -
   Other                                                                     154              139                54
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Increase in accounts receivable, net                                 (3,170)          (5,112)           (3,598)
     Increase in inventories                                                 (54)          (1,166)             (299)
     (Increase)decrease in prepaid and other current assets                  196           (1,371)             (116)
     Increase(decrease) in accounts payable and accrued expenses          (1,889)           5,019              (456)
     Income tax benefit from stock options exercised                       1,166            1,195                 -
     Net change in income taxes (receivable)payable                       (2,592)          (2,611)            1,442
     Increase(decrease) in deferred revenue                                2,708              585              (325)
     Net change in other assets and liabilities                             (630)            (477)              179
                                                                      ----------       ----------        ----------
Net Cash Provided by Operating Activities                                 23,682           14,972             9,341
                                                                      ----------       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, titles, and equity interests               (68,636)         (64,862)          (53,430)
  Purchases of property and equipment                                     (3,950)          (2,800)           (1,397)
  Investment in pre-publication costs                                     (3,064)          (3,020)           (2,267)
  Purchases of short-term investments                                     (6,031)         (11,731)                -
  Capitalized internal-use software                                       (1,488)            (522)             (841)
  Proceeds from disposal of property and equipment                            27               14                11
                                                                      ----------       ----------        ----------
Net Cash Used in Investing Activities                                    (83,142)         (82,921)          (57,924)
                                                                      ----------       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock in public offering, net                             -          155,133                 -
  Common stock issued from stock options exercised                         2,005            1,919               125
  Principal payments on capital leases                                      (308)            (279)             (261)
  Financing costs for new credit facility                                      -                -            (1,000)
                                                                      ----------       ----------        ----------
Net Cash Provided by (Used in) Financing Activities                        1,697          156,773            (1,136)
                                                                      ----------       ----------        ----------

NET (DECREASE) INCREASE IN
  CASH AND EQUIVALENTS                                                   (57,763)          88,824           (49,719)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                   96,375            7,551            57,270
                                                                      ----------       ----------        ----------
CASH AND EQUIVALENTS, END OF YEAR                                     $   38,612       $   96,375        $    7,551
                                                                      ==========       ==========        ==========

SUPPLEMENTAL DISCLOSURE:
  Income taxes paid                                                   $    8,755       $    8,531        $    4,824
                                                                      ==========       ==========        ==========
  Interest paid                                                       $      402       $      571        $      372
                                                                      ==========       ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Information Ventures LLC (IV), a wholly owned subsidiary of Information Holdings Inc. (IHI), was formed on December 2, 1996 to create and build an information and publishing business. IV functions as a holding company and, through its wholly owned subsidiaries - CRC Press LLC (CRC Press), MicroPatent LLC (MicroPatent), Master Data Center, Inc. (MDC), Transcender LLC (Transcender), Liquent, Inc. (Liquent) and IDRAC SAS (IDRAC), provides information products and services to professional end-users in intellectual property, scientific and technical information and information technology (IT) learning markets. The Company's intellectual property businesses, which include MicroPatent, MDC, Liquent and IDRAC, provide a broad array of databases, information products and complementary services for intellectual property and regulatory professionals. The scientific and technology information business is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. Transcender is a leading online provider of IT certification test-preparation products. Its products include exam simulations for certifications from major hardware and software providers. IHI, together with IV and its subsidiaries are referred to as (the Company). Products are distributed on a worldwide basis, and IV has operating offices in the United States and in Europe.

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

On March 14, 2000, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3, pursuant to which the Company completed a public offering on March 20, 2000 of 4,500,000 shares of its common stock at a price of $36.50 per share. The net proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses was approximately $155,000,000. As of December 31, 2001, the Company used approximately $131,000,000 of the proceeds from the offering to fund acquisitions in each of the operating segments (See Note 3). The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes.

The consolidated financial statements presented as of and for the three years ended December 31, 2001 include the accounts of IHI and subsidiaries and the Company's share of earnings or losses of an affiliated company under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. All acquisitions have been accounted for using the purchase method of accounting, and operating results have been included from the respective dates of acquisition.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cost of these investments is equal to fair market value.

SHORT-TERM INVESTMENTS - At December 31, 2001 and 2000, the Company held short-term investments in commercial paper, which were classified as held-to-maturity. The investments have a maturity date within one year and are stated at their amortized cost.

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable and sales returns consist of the following (in thousands):

                                                                               YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                      2001              2000             1999

     Allowance, beginning of year                               $    3,575        $    2,621       $    3,406
     Provision for uncollectible accounts
      and returns                                                      283             1,116              332
     Write-off of uncollectible accounts
     and deductions from reserves                                     (585)             (162)          (1,117)
                                                                ----------        ----------       ----------

     Allowance, end of year                                     $    3,273        $    3,575       $    2,621
                                                                ==========        ==========       ==========

INVENTORIES - Inventories, consisting primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market. Shipping costs, which consist of transportation costs associated with the delivery of the Company's product to customers, and handling costs are included in Cost of sales. The vast majority of inventories are books, which are reviewed monthly on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

ADVERTISING COSTS - The cost of advertising is expensed as incurred. The majority of these costs relate to direct response marketing and is expensed upon mailing. The Company incurred approximately $8,430,000, $6,565,000, and $6,446,000 in advertising costs during fiscal 2001, 2000 and 1999, respectively. Advertising related costs, primarily consisting of direct mail costs, of approximately $540,000 and $1,147,000 were included in Prepaid expenses and other current assets at December 31, 2001 and 2000, respectively.

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

PRE-PUBLICATION COSTS - Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 2001 and 2000, the Company removed from its Balance Sheets fully amortized Pre-publication costs of approximately $2,895,000 and $3,554,000, respectively.

IDENTIFIED INTANGIBLE ASSETS - Identified intangible assets are amortized using the straight-line method over the following estimated useful lives:

     Trademarks and tradenames                        6 - 20 years
     Publishing rights                                7 - 20 years
     Customer lists and relationships                10 - 20 years
     Databases and content                            5 - 20 years
     Other identified intangibles                     2 - 20 years

Beginning in January 2002, the Company will not amortize intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards
(SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. See Impact of Recently Issued Accounting Standards for further details.

GOODWILL - Goodwill consists of the excess of cost over the value of identifiable net assets of businesses acquired and is being amortized on a straight-line basis over their estimated useful lives of 10-20 years. Beginning in January 2002, the Company will not amortize goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. See Impact of Recently Issued Accounting Standards for further details.

INTERNAL-USE SOFTWARE - According to the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, certain costs incurred in the planning and development stage of internal use computer software projects and web sites have been expensed, while costs incurred during the application development stage have been capitalized. Capitalized software costs are amortized over estimated useful lives of three to five years. Total net capitalized costs as of December 31, 2001 and 2000 were $2,623,000 and $1,555,000, respectively, and are included in Other assets.

INVESTMENT IN UNCONSOLIDATED AFFILIATE - The investment in an unconsolidated affiliate in which the Company has the ability to exercise significant influence over operating and financial policies, is accounted for by the equity method.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicated the carrying amounts of such assets may not be recoverable. If the Company determines, based on such measures, that the carrying amount is impaired, the assets will be written down to fair value. Fair value is determined based on discounted cash flows or management's estimates, depending on the nature of the assets. There were no adjustments to the carrying value of long-lived assets in fiscal 1999. During 2000 the Company formed an alliance with Intellectual Property Technology Exchange, Inc. (Techex) to jointly develop and market products to address the online needs of the technology licensing industry. In the fourth quarter of 2000, the Company determined that the value of its investment in Techex was impaired due to the inability of Techex to generate significant revenues. As a result, the Company recorded a charge of $1,500,000 to reduce the carrying amount of the investment to estimated fair value. An additional impairment charge of $400,000 was recorded in the fourth quarter of 2001.

COMPREHENSIVE INCOME - Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes accumulated translation adjustments and accumulated net gains or losses on derivative instruments designated and qualifying as cash flows instruments.

FOREIGN CURRENCY TRANSLATION - The financial statements of the Company's foreign subsidiaries are translated from the local currency into United States (U.S.) dollars. Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders' equity. Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income. Foreign exchange translation gains or losses were not material in any of the periods presented.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to operations when incurred and are included in Selling, general and administrative expenses. The amounts incurred in 2001 and 2000 were approximately $4,000,000 and $1,395,000, respectively. Amounts for 1999 were not material.

REVENUE RECOGNITION - The Company recognizes revenues principally upon shipment of products to the customer or when services are rendered. For products sold with the right of return, revenue is recognized net of a provision for estimated future returns. Subscription revenues are generally collected in advance and are deferred and recognized as revenue in the period in which the product is shipped. Service contracts record revenue as earned. Revenue from annuity tax payment services is recognized in the period when the related annuity tax payments are made to various regulatory agencies. Revenue from maintenance contracts is recognized primarily over the term of the service contract.

The Company recognizes revenue from software license agreements in accordance with the provisions of the AICPA SOP 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Revenue is recognized from software license agreements when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

In software arrangements that include rights to multiple software products, post-contract support and other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables. The fair value of the software license is determined based on vendor-specific objective evidence of the undelivered post-contract customer support and service elements in accordance with the provisions of SOP 98-9.

DEFERRED REVENUE - Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received from subscriptions, and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue. In connection with the acquisition of companies, the Company records deferred revenue at the cost to fulfill plus an applicable gross profit margin, rather than based on the subscription and advanced payments received.

INCOME TAXES - Income taxes are calculated in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Since stock options are granted by the Company with exercise prices equal to the market price of the underlying stock at the date of grant, no compensation expense is recognized.

FORWARD CONTRACTS - A subsidiary of the Company uses forward exchange contracts to hedge foreign currency transaction exposures of its operations. Generally, this subsidiary purchases forward contracts over periods not to exceed six months. The forward contracts are designated as fair value hedges and deferred gains and losses are recognized in earnings when the underlying transactions are settled. As a matter of policy, the Company does not speculate in financial markets and, therefore, the Company does not hold financial instruments for trading purposes. The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions of investment grade or better. In addition, the Company routinely monitors counterparty exposures and reviews any downgrade in credit rating immediately.

COMPUTATION OF EARNINGS PER COMMON SHARE - Basic earnings per common share is computed based on the weighted average outstanding common shares during the respective period. Diluted earnings per common share is computed based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No.142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 prohibits the use of the pooling-of-interest method of business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 applies to all business combinations completed after June 30, 2001. The adoption of this statement did not materially impact the Company's results of operations for the year ended December 31, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and intangible assets with indefinite lives. Under a non-amortization approach, goodwill and certain intangibles will not be amortized, but instead will be reviewed for impairment at least annually. The Company is required to adopt SFAS No. 142 for acquisitions initiated prior to June 30, 2001 on January 1, 2002. The Company does not expect that the adoption of SFAS No. 142 will result in an impairment charge. The adoption of these standards will reduce the amortization of goodwill and intangible assets commencing January 1, 2002. The amount of goodwill amortization recognized was $5,002,000, $1,302,000 and $308,000 for fiscal 2001, 2000 and 1999, respectively.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of January 1, 2002 and does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

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

RECLASSIFICATION - Certain prior year amounts have been reclassified for comparability purposes.

3.  ACQUISITIONS

On December 20, 2001, the Company completed a tender offer and acquired all of the outstanding common shares of Liquent, Inc. (Liquent) for cash consideration equal to $2.27 per share, or approximately $41,100,000. Liquent is a leading provider of software and service solutions that aid in content assembly and publishing for the life sciences industry. The purchase price was preliminarily allocated to net tangible assets of $6,349,000, identified intangible assets of $6,750,000 and non-deductible goodwill of $25,592,000. The Company has obtained an independent appraisal of the fair value of the identified intangible assets and their remaining useful lives. The Company also recorded a deferred income tax asset as a result of Liquent's net operating loss carryforwards of $5,010,000, offset by a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $2,565,000.

On May 15, 2001, the Company acquired the stock of Parthenon Publishing Group (Parthenon), for cash consideration of approximately $8,300,000. Parthenon, based in the United Kingdom, is a leading provider of medical and environmental reference products, including books, journals and medical communications services. The purchase price was allocated to net tangible assets of $78,000, identified intangible assets of $5,599,000 and goodwill of $4,226,000. The Company also recorded a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $1,559,000. The goodwill is being amortized using the straight-line method over 15 years.

On March 29, 2001, the Company acquired the IDRAC business of IMS Health and entered into multiple perpetual agreements with IMS Health and certain affiliates, for aggregate cash consideration of approximately $20,400,000. IDRAC, based in France, is a leading provider to pharmaceutical companies worldwide of regulatory and intellectual property information related to pharmaceutical product registrations. The purchase price was allocated to net liabilities assumed of $2,974,000, identified intangible assets of $15,000,000 and goodwill of $13,609,000. The Company also recorded a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $5,256,000. The Company has obtained an independent appraisal of the fair value of the identified intangible assets and their remaining useful lives. The goodwill is being amortized using the straight-line method over 10-15 years.

On November 6, 2000, the Company acquired all of the assets of Transcender Corporation (Transcender) for cash consideration of approximately $60,000,000. Transcender is a leading provider of on-line IT certification products. Transcender develops content and related software distributed over the Internet and in other electronic media to information technology professionals seeking certification in numerous product areas and programming languages. The purchase price was allocated to net liabilities assumed of $1,654,000, identified intangible assets of $15,300,000 and goodwill of $46,354,000. Assets acquired and liabilities assumed have been recorded at their estimated fair values and useful lives. The Company has obtained an independent appraisal of the fair values of the identified intangible assets and their remaining useful lives. Goodwill is being amortized using the straight-line method over 15 years.

On January 7, 1999, effective as of January 1, 1999, the Company acquired the stock of Optipat, Inc. (Optipat), for cash consideration of approximately $3,200,000, net of cash acquired. Optipat provides patent information in printed format and over the Internet to the corporate and legal markets. The purchase price was allocated to identified intangible assets of $2,900,000 and net tangible assets of $300,000.

On July 19, 1999, the Company acquired all of the assets of Faxpat, Inc. (Faxpat) for cash consideration of approximately $9,300,000. Faxpat is a leading provider of patent documents and file histories to the legal and corporate markets. The purchase price was allocated to net tangible assets of $600,000 and identified intangible assets of $8,700,000.

On August 12, 1999, the Company acquired all of the outstanding capital stock of Master Data Center, Inc. (MDC), a Michigan corporation, for cash consideration of $33,000,000. MDC provides patent annuity tax payment services for owners of intellectual property in domestic and foreign markets and complementary software products for managing patent and trademark portfolios. The purchase price as finalized in 2000 was allocated to net liabilities assumed of $8,700,000, and identified intangible assets of $41,700,000. Assets acquired and liabilities assumed have been recorded at their estimated fair values and useful lives. The Company also recorded goodwill and an offsetting deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $16,249,000. This goodwill is being amortized using the straight-line method over 20 years.

On September 1, 1999, the Company acquired the assets of the Corporate Intelligence (CI) business of Innovator Corporation for cash consideration of approximately $8,000,000. CI provides intellectual property information and related software and searching tools, primarily through the Internet. The whole purchase price was allocated to identified intangible assets.

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective dates of acquisition. In accordance with SFAS 142, no goodwill amortization was recorded for acquisitions after June 30, 2001, which include Liquent.

The following unaudited pro forma information presents the results of operations of the Company, as if the 2001 acquisitions of IDRAC and Liquent and the prior acquisitions of Transcender, MDC and Faxpat had taken place as of January 1, 2000 and 1999, respectively are as follows (in thousands, except per share data):

                                                                            YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                    2001               2000             1999

      Revenues                                               $   128,610        $   120,613       $    81,768
                                                             ===========        ===========       ===========
      Net loss                                               $    (3,056)       $    (7,312)      $      (760)
                                                             ===========        ===========       ===========
      Basic loss per common share                            $     (0.14)       $     (0.36)      $     (0.04)
                                                             ===========        ===========       ===========
      Diluted loss per common share                          $     (0.14)       $     (0.36)      $     (0.04)
                                                             ===========        ===========       ===========

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

4.  PROPERTY AND EQUIPMENT

Property and equipment (at cost) consisted of the following (in thousands):

                                                                             DECEMBER 31,          DECEMBER 31,
                                                                                    2001                  2000

     Buildings                                                               $     2,344           $     2,344
     Furniture and equipment                                                       2,713                 1,904
     Computer equipment                                                           11,581                 6,207
     Leasehold improvements                                                        1,645                   801
                                                                             -----------           -----------
                                                                                  18,283                11,256
     Less accumulated depreciation                                                 8,415                 5,454
                                                                             -----------           -----------
                                                                             $     9,868           $     5,802
                                                                             ===========           ===========

5.  IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following (in thousands):

                                                                             DECEMBER 31,          DECEMBER 31,
                                                                                    2001                  2000

     Trademarks and tradenames                                               $    21,129           $    17,950
     Publishing rights                                                            23,572                19,380
     Customer lists and relationships                                             46,548                33,848
     Database and content                                                         27,400                24,500
     Other identified intangibles                                                 20,531                13,131
                                                                             -----------           -----------
                                                                                 139,180               108,809
     Less accumulated amortization                                                27,717                17,467
                                                                             -----------           -----------
                                                                             $   111,463           $    91,342
                                                                             ===========           ===========

6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

On May 3, 2001, the Company completed the acquisition of a 49% interest in GSI Office Management GmbH (GSI) for cash consideration of approximately $3,400,000, with an option to acquire the remaining 51% interest after three years. GSI, based in Germany, is a leading provider of intellectual property management software. At December 31, 2001, the investment in GSI was included in Other assets. The Company's share of GSI's net loss was immaterial for the year ended December 31, 2001.

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the periods ended December 31, 2001 and 2000, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of December 31, 2001, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

8.  INCOME TAXES

A summary of the source of income before taxes is as follows (in thousands):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                            2001

     Domestic                                                   $         13,223
     Foreign                                                                 (74)
                                                                ----------------
                                                                $         13,149
                                                                ================

The provision for income taxes consisted of the following (in thousands):

                                                                           YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                      2001              2000             1999

      Current:
       Federal                                                  $    6,245        $    6,133       $    5,441
       State                                                           960               922              830
       Foreign                                                         974                 -                -

      Deferred:
       Federal                                                      (1,858)           (1,626)          (1,874)
       State                                                          (196)             (176)            (170)
       Foreign                                                        (814)                -                -
                                                                ----------        ----------       ----------
                                                                $    5,311        $    5,253       $    4,227
                                                                ==========        ==========       ==========

The following represents a reconciliation between the actual income tax provision and income taxes computed by applying the statutory Federal income tax rate (35%) to income before income taxes:

                                                                           YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                      2001              2000             1999

  Federal statutory rate                                        $    4,601        $    4,321       $    3,585
  State and local taxes, net of Federal tax benefits                   360               508              429
  Goodwill amortization not deductible for tax purposes                394               393              212
  Non-deductible permanent items                                        91                31               19
  Change in valuation allowance                                        (32)                -                -
  Other, net                                                          (103)                -              (18)
                                                                ----------        ----------       ----------
                                                                $    5,311        $    5,253       $    4,227
                                                                ==========        ==========       ==========

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                            DECEMBER 31,          DECEMBER 31,
                                                                                   2001                  2000

      Current deferred tax assets:
       Allowance for accounts receivable                                    $      1,282         $      1,413
       Inventory                                                                   1,195                  563
       Other, net                                                                    946                  513
                                                                            ------------         ------------
      Net current deferred tax assets                                       $      3,423         $      2,489
                                                                            ============         ============

      Non-current deferred tax assets:
       Investment write-down                                                $        727         $        574
       Lease obligation                                                              806                  924
       Net operating loss carryforwards                                            5,890                    -
       Other                                                                       1,144                    -
                                                                            ------------         ------------
                                                                                   8,567                1,498
       Less valuation allowance                                                    2,252                    -
                                                                            ------------         ------------
                                                                                   6,315                1,498
                                                                            ------------         ------------
      Non-current deferred tax liabilities:
       Property and equipment                                                          -                 (132)
       Intangible assets                                                         (21,548)             (14,709)
       Capitalized software                                                         (817)                (692)
       Other                                                                        (776)                 (22)
                                                                            ------------         ------------
                                                                                 (23,141)             (15,555)
                                                                            ------------         ------------

      Total long-term net deferred tax liabilities                          $    (16,826)        $    (14,057)
                                                                            ============         ============

      Net deferred tax liabilities                                          $    (13,403)        $    (11,568)
                                                                            ============         ============

The increase in the non-current deferred tax asset for net operating loss carryforwards was due to the acquisition of Liquent in December of 2001, which had net operating losses. At December 31, 2001, the Company had net operating loss carryforwards of approximately $11,885,000 which were available to offset future Federal taxable income, if any, through 2020.

The valuation allowance at acquisition of Liquent was approximately $2,220,000. The change in the valuation allowance for the year ended December 31, 2001 was approximately $32,000. A valuation allowance has been provided on certain of the Company's deferred tax assets due to the uncertainty regarding their realizability. Annually, management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable the valuation allowance will be reduced.

At December 31, 2001, the Company, as a result of the acquisition of Liquent, also has research credit carryforwards of approximately $768,000 and has alternative minimum tax credit carryforwards in the amount of approximately $95,000 for Federal income taxes purposes. The research credits will begin to expire in 2012 and the alternative minimum tax credits are available over an indefinite period.

The Company's income taxes payable for federal and state purposes have been reduced by the tax benefits associated with the exercise of stock options. These benefits were credited to stockholders' equity and goodwill, as it related to Liquent, and amounted to $1,166,000 in 2001 and $1,136,000 in 2000, respectively.

9.  1998 STOCK OPTION PLAN

The Company's 1998 Stock Option Plan (the Plan), provides for the granting of nonqualified options to purchase not more than an aggregate of 2,466,886 shares of the Company's common stock, as amended and subject to approval by the stockholders of the Company. All directors and full-time employees of the Company are eligible to participate in the Plan. Each option granted pursuant to the Plan must provide for an exercise price per share that is at least equal to the fair market value per share of the Company's common stock on the date of grant. Options granted under the Plan are exercisable no earlier than one-year and no later than ten years from the grant date and vest in 25% increments over a four-year period from the date of grant. The exercise price of each option, the period during which each option may be exercised and the other terms and conditions of each option are determined by the Board of Directors. Options that have been granted to the Company's independent directors and certain executive officers have accelerated vesting schedules and exercisable lives.

A summary of stock option transactions under the Plan for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                                                             WEIGHTED AVERAGE
                                                                          SHARES              EXERCISE PRICE
      -------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1998                                     529,333              $     12.02
                                                                        -----------------------------------
          Granted                                                          115,563                    18.51
          Exercised                                                        (10,361)                   12.00
          Canceled or Lapsed                                               (34,483)                   12.09
                                                                        -----------------------------------
      Outstanding at December 31, 1999                                     600,052                    13.26
                                                                        -----------------------------------
          Granted                                                          501,408                    32.67
          Exercised                                                       (158,420)                   12.11
          Canceled or Lapsed                                               (46,871)                   16.75
                                                                        -----------------------------------
      Outstanding at December 31, 2000                                     896,169                    24.14
                                                                        -----------------------------------
          Granted                                                          596,395                    23.14
          Exercised                                                       (146,082)                   13.72
          Canceled or Lapsed                                              (272,473)                   33.74
                                                                        -----------------------------------
      Outstanding at December 31, 2001                                   1,074,009              $     22.57
      -----------------------------------------------------------------------------------------------------

      Shares exercisable at December 31, 1999                              314,245              $     12.04
      Shares exercisable at December 31, 2000                              251,115              $     12.82
      Shares exercisable at December 31, 2001                              276,185              $     18.41
      -----------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and options exercisable at December 31, 2001:

                                             WEIGHTED
         RANGE OF                         AVG. REMAINING    WEIGHTED                               WEIGHTED
         EXERCISE              NUMBER      CONTRACTUAL       AVERAGE           NUMBER              AVERAGE
          PRICES            OUTSTANDING       LIFE         EXERCISE PRICE   EXERCISABLE          EXERCISABLE
-------------------------------------------------------------------------------------------------------------
       $12.00-$16.25           187,822       5.3 years      $    12.07            166,854      $     12.03
       $18.13-$22.55           396,414       9.4 years           20.71             21,833            18.61
       $23.90-$27.81           334,225       9.1 years           25.95             33,675            25.79
       $29.59-$33.75           155,548       8.9 years           32.69             53,823            33.45
-------------------------------------------------------------------------------------------------------------
       $12.00-$33.75         1,074,009       8.5 Years      $    22.57            276,185      $     18.41
-------------------------------------------------------------------------------------------------------------

At December 31, 2001 and 2000, the total number of available shares eligible to be granted under the Plan was 578,014 and 301,936, respectively.

The Company accounts for its stock option plan under the provisions of APB Opinion No. 25 and related Interpretations, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which utilizes the intrinsic value method. Accordingly, no compensation cost has been recognized related to the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value of the options at the dates of grant consistent with the requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                            YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                       2001              2000              1999

     Net income applicable to common shareholders:
             As reported                                        $     7,838       $     7,092      $     6,017
             Pro forma                                          $     6,113       $     5,943      $     5,697

     Basic earnings per common share:
             As reported                                        $      0.36       $      0.34      $      0.36
             Pro forma                                          $      0.28       $      0.29      $      0.34

     Diluted earnings per common share:
             As reported                                        $      0.36       $      0.34      $      0.35
             Pro forma                                          $      0.28       $      0.29      $      0.33

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

                                                                              YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                       2001              2000              1999

     Risk free interest rate                                            4.7%             6.4%              6.0%
     Expected life of option grants (years)                               5                5                 5
     Expected volatility                                              66.40%           75.45%            67.62%
     Expected dividend yield                                              0                0                 0

10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the period indicated.

                                                                              YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                               2001              2000             1999

     Basic:
        Net income                                                $     7,838       $     7,092      $     6,017
        Average common shares outstanding                              21,686            20,583           16,945
                                                                  -----------       -----------      -----------

     Basic EPS                                                    $      0.36       $      0.34      $      0.36
                                                                  ===========       ===========      ===========
     Diluted:
        Net income                                                $     7,838       $     7,092      $     6,017
                                                                  ===========       ===========      ===========

        Average common shares outstanding                              21,686            20,583           16,945
        Net effect of dilutive stock options -
         based on the treasury stock method                               140               239              183
                                                                  -----------       -----------      -----------
     Total                                                             21,826            20,822           17,128
                                                                  ===========       ===========      ===========

     Diluted EPS                                                  $      0.36       $      0.34      $      0.35
                                                                  ===========       ===========      ===========

In fiscal 2001 and 2000, 345,268 and 351,448 stock options, respectively were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company primarily leases office and warehouse space, office and computer equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property, and certain leases include escalation clauses.

The future noncancelable minimum lease payments under operating leases and under capital leases including estimated escalation amounts as of December 31, 2001 are as follows (in thousands):

                                                                                    OPERATING         CAPITAL
                                                                                       LEASES          LEASES

  Year ending December 31,
       2002                                                                         $     3,694    $       692
       2003                                                                               3,389            709
       2004                                                                               2,653            637
       2005                                                                               2,378            591
       2006                                                                               1,571            354
       Thereafter                                                                         2,573              -
                                                                                    -----------    -----------
  Total minimum lease payments                                                      $    16,258          2,983
                                                                                    ===========    -----------

Less amount representing unamortized interest                                                              534
                                                                                                   -----------
Present value of net minimum lease payments                                                              2,449
Less current maturities                                                                                    490
                                                                                                   -----------

Long-term obligation                                                                               $     1,959
                                                                                                   ===========

Assets recorded under capital leases and the related depreciation are included in Property and equipment as follows (in thousands):

                                                                            DECEMBER 31,          DECEMBER 31,
                                                                                   2001                  2000

     Buildings                                                               $    2,344            $    2,344
     Computer equipment                                                             420                    86
                                                                             ----------            ----------
                                                                                  2,764                 2,430
     Less accumulated depreciation                                                1,316                 1,066
                                                                             ----------            ----------
                                                                             $    1,448            $    1,364
                                                                             ==========            ==========

Rental expense for property and equipment under noncancelable operating lease agreements amounted to approximately $2,724,000, $1,706,000 and $1,323,000 for each of the years ended December 31, 2001, 2000 and 1999, respectively.

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

12.  EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) savings plan (the 401(k)
Plan). Employees are eligible to participate in the 401(k) Plan upon the attainment of age 21 and the completion of six months of employment with the Company. Acquired businesses who previously offered a 401k plan to their employees and qualify as an adopting employer will receive prior service credit in determining eligibility and vesting in the 401(k) Plan. Participants may make pre-tax contributions subject to Internal Revenue Service limitations. The Company, via the subsidiaries, matches 50% of an employee's contribution up to a maximum of 6% of eligible compensation. In addition, at its discretion, the Company may make additional contributions to the 401(k) Plan; no such contributions were made in fiscal years 2001, 2000 and 1999, respectively. Participant contributions and earnings thereon vest immediately. Matching contributions and earnings thereon vest in equal amounts over a three-year period. Nonvested balances are forfeited and used to offset future employer contributions.

The Company's contributions under these plans for each of the three years ended December 31, 2001, 2000, and 1999 were approximately $478,000, $320,000 and
$211,000, respectively. The significant increases in fiscal 2001 and 2000 over amounts contributed in the prior years reflects the addition of employees as a result of acquisitions.

The Company also has separate foreign employee benefit plans. The amounts involved are not material and are therefore not disclosed.

13.  SEGMENT INFORMATION

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

The Company has three reportable segments: intellectual property, scientific and technology information and information technology learning. The intellectual property segment, which includes MicroPatent, MDC, Liquent and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals. The scientific and technology information segment is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. The information technology-learning segment was created in the fourth quarter of fiscal 2000 as a result of the Company's strategic acquisition of Transcender. Transcender is a leading online provider of IT certification test-preparation products. Other includes unallocated corporate items. Corporate assets consist principally of cash and equivalents, deferred income taxes and current income taxes receivable.

Foreign EBITDA from the Company's businesses was not material for the periods presented. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profits are eliminated.

The following tables set forth the information for the Company's reportable segments based on the nature of the products and services offered for the periods indicated (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                          2001             2000            1999

REVENUES FROM EXTERNAL CUSTOMERS:
  Intellectual property                                           $     41,565     $     30,228    $     17,571
  Scientific and technology information                                 42,424           38,984          41,207
  Information technology learning                                       21,347            4,077               -
                                                                  ------------     ------------    ------------
                                                                  $    105,336     $     73,289    $     58,778
                                                                  ============     ============    ============

EBITDA:
  Intellectual property                                           $     15,423     $      7,839    $      7,383
  Scientific and technology information                                  8,527           10,262          11,695
  Information technology learning                                       10,376            1,760               -
  Other                                                                 (3,099)          (2,480)         (1,733)
                                                                  ------------     ------------    ------------
                                                                  $     31,227     $     17,381    $     17,345
                                                                  ============     ============    ============

OPERATING INCOME:
  Intellectual property                                           $      5,890     $      1,072    $      3,466
  Scientific and technology information                                  3,071            5,967           7,205
  Information technology learning                                        3,815              790               -
  Other                                                                 (3,116)          (2,491)         (1,739)
                                                                  ------------     ------------    ------------
                                                                  $      9,660     $      5,338    $      8,932
                                                                  ============     ============    ============

                                                                              YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                          2001             2000            1999

  SEGMENT ASSETS:
    Intellectual property                                           $    197,053     $     96,904    $     88,477
    Scientific and technology information                                 58,216           42,825          43,330
    Information technology learning                                       57,334           66,147               -
    Other                                                                 40,269          105,120           6,851
                                                                    ------------     ------------    ------------
                                                                    $    352,872     $    310,996    $    138,658
                                                                    ============     ============    ============

  DEPRECIATION AND AMORTIZATION: (1)
    Intellectual property                                           $      9,552     $      6,769    $      3,917
    Scientific and technology information                                  5,456            4,290           4,508
    Information technology learning                                        6,558              971               -
    Other                                                                     17               11               6
                                                                    ------------     ------------    ------------
                                                                    $     21,583     $     12,041    $      8,431
                                                                    ============     ============    ============

  CAPITAL EXPENDITURES: (2)
    Intellectual property                                           $      2,290     $      2,263    $        821
    Scientific and technology information                                  3,920            3,464           2,813
    Information technology learning                                          793               64               -
    Other                                                                     11               29              30
                                                                    ------------     ------------    ------------
                                                                    $      7,014     $      5,820    $      3,664
                                                                    ============     ============    ============

(1) Depreciation and amortization includes $2,814,000, $2,297,000, and $2,469,000 of amortization of pre-publication costs, classified as Cost of sales for each of the three years in the period ended December 31, 2001, respectively.

(2) Includes purchases of property and equipment and investments in pre-publication costs.

A reconciliation of combined EBITDA for the intellectual property, scientific and technology information, and information technology learning segments to consolidated income before income taxes is as follows (in thousands):

                                                                                YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                            2001             2000            1999
  Total EBITDA for reportable segments                              $     34,326     $     19,861    $     19,078
  Corporate expenses                                                      (3,099)          (2,480)         (1,733)
  Interest income, net                                                     3,505            7,005           1,330
  Depreciation and amortization (1)                                      (21,583)         (12,041)         (8,431)
                                                                    ------------     ------------    -------------

  Income before income taxes                                        $     13,149     $     12,345    $     10,244
                                                                    ============     ============    ============

The following table presents revenues by geographic location (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                          2001            2000             1999
         United States                                            $     79,971     $     59,461    $     40,845
         Europe                                                         14,800            5,824           9,506
         Rest of World                                                  10,565            8,004           8,427
                                                                  ------------     ------------    ------------
                                                                  $    105,336     $     73,289    $     58,778
                                                                  ============     ============    ============

14. FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risks consists principally of trade accounts receivable and short-term investments.

The Company had amounts receivable from five customers representing 15% of accounts receivable and three customers representing 11% of accounts receivable at December 31, 2001 and 2000, respectively. No other single customer accounted for a material portion of trade receivables. Overall, the Company believes the concentration of credit risk in its trade accounts receivables is substantially mitigated by the Company's ongoing credit evaluation process and due to the large number of customers comprising the Company's customer base. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

The Company invests its excess cash in high quality short-term liquid money market instruments and commercial paper. The Company has a policy of making investments only with institutions that have at least an "A" credit rating from a national rating agency. The investments generally mature within six months. The Company has not incurred losses related to these investments.

The Company maintains its cash in demand deposit accounts, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2001, the Company had approximately $26,685,000 of cash in excess of FDIC insurance limits. The Company believes that the risk of any loss is minimal based on the financial condition of the institutions in which the funds are deposited.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and equivalents, short-term investments, accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Company's borrowings under its capitalized lease obligations approximates fair value based on quoted market prices for the same or similar instruments.

The fair value of the Company's forward contracts is estimated based on quoted market prices of comparable contracts and was not material as of December 31, 2001.

OFF BALANCE SHEET RISK - A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At December 31, 2001, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than six months, aggregating approximately $16,000,000. Realized gains and losses relating to the forward contracts were immaterial for the year ended December 31, 2001.