Form 10-Q
period 2002-03-31
INFORMATION HOLDINGS INC
filed 2002-05-15
CIK 1063744

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

For the quarterly period ended:  MARCH 31, 2002

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

     As of March 31, 2002, there were 21,782,091 shares of the Company's common stock, par value $0.01 per share outstanding.

================================================================================

                            INFORMATION HOLDINGS INC.

                                      INDEX

                                                                     PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets                                          1
           As of March 31, 2002 (Unaudited) and December 31, 2001

         Consolidated Statements of Operations (Unaudited) for the            2
           Three Months Ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows (Unaudited) for the            3
           Three Months Ended March 31, 2002 and 2001

         Notes to Consolidated Financial Statements (Unaudited)               4

Item 2.  Management's Discussion and Analysis of                             12
           Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 6.  Exhibits and Reports on Form 8-K                                    17

         Signature                                                           18

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                             2002                 2001
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                                $    44,483          $    38,612
  Short-term investments                                                                   14,352               17,762
  Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
     SALES RETURNS OF $3,585 AND $3,273, RESPECTIVELY)                                     36,526               35,130
  Inventories                                                                               7,421                7,323
  Prepaid expenses and other current assets                                                 5,103                7,268
  Deferred income taxes                                                                     3,423                3,423
                                                                                      -----------          -----------
     Total current assets                                                                 111,308              109,518
Property and equipment, net                                                                 9,576                9,868
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $6,498 AND
  $5,758, RESPECTIVELY)                                                                     4,543                4,750
Identified intangible assets, net                                                         106,317              111,463
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $7,075 AND
  $6,624, RESPECTIVELY)                                                                   104,500              102,666
Other assets                                                                                9,109                8,292
                                                                                      -----------          -----------

TOTAL                                                                                 $   345,353          $   346,557
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capitalized lease obligations                                    $       504          $       490
  Accounts payable                                                                         22,820               21,598
  Accrued expenses                                                                         10,818               17,793
  Royalties payable                                                                         1,330                1,625
  Deferred revenue                                                                         20,986               18,293
                                                                                      -----------          -----------
     Total current liabilities                                                             56,458               59,799

Capital leases                                                                              1,827                1,959
Deferred income taxes                                                                      15,898               16,826
Other long-term liabilities                                                                   978                1,023
                                                                                      -----------          -----------
     Total liabilities                                                                     75,161               79,607
                                                                                      -----------          -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued                                                            $         -          $         -
  Common stock, $.01 par value; 50,000,000 shares authorized;
   issued and outstanding 21,782,091 shares at March 31, 2002
   and 21,758,052 shares at December 31, 2001                                                 218                  218
  Additional paid-in capital                                                              246,351              245,911
  Retained earnings                                                                        23,635               20,821
  Accumulated other comprehensive loss                                                        (12)                   -
                                                                                      -----------          -----------
     Total stockholders' equity                                                           270,192              266,950
                                                                                      -----------          -----------
TOTAL                                                                                 $   345,353          $   346,557
                                                                                      ===========          ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               --------------------------------
                                                                      2002                 2001
Revenues                                                       $    33,288          $    24,244
Cost of sales                                                        9,271                5,574
                                                               -----------          -----------
Gross profit                                                        24,017               18,670
                                                               -----------          -----------
Operating expenses:
 Selling, general and administrative                                15,617               11,220
 Depreciation and amortization                                       4,139                3,851

                                                               -----------          -----------
  Total operating expenses                                          19,756               15,071
                                                               -----------          -----------
Income from operations                                               4,261                3,599
                                                               -----------          -----------
Other income (expense):
 Interest income                                                       262                1,642
 Interest expense                                                     (136)                (136)
 Other expense                                                           -                   (3)
                                                               -----------          -----------
Income before income taxes                                           4,387                5,102
Provision for income taxes                                           1,573                2,098
                                                               -----------          -----------
Net income                                                     $     2,814          $     3,004
                                                               ===========          ===========
Basic and diluted earnings per common share amounts:
  Net income                                                   $      0.13          $      0.14
                                                               ===========          ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   ----------------------------
                                                                          2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $     2,814      $     3,004
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                           1,342              728
  Amortization of goodwill                                                   -              981
  Amortization of other intangible assets                                2,797            2,142
  Amortization of pre-publication costs                                    797              634
  Change in non-current deferred income tax liabilities                   (413)            (204)
  Other                                                                     34               37
  Changes in operating assets and liabilities, net of effect of acquisitions:
     (Increase)decrease in accounts receivable, net                     (1,396)             345
     Increase in inventories                                               (98)             (37)
     Decrease(increase) in prepaid and other current assets                473             (444)
     Decrease in accounts payable and accrued expenses                  (6,341)          (1,212)
     Income tax benefit from stock options exercised                       152                -
     Net change in income taxes (receivable)payable                      1,974            2,335
     Increase in deferred revenue                                        2,693              845
     Net change in other assets and liabilities                           (734)            (347)
                                                                   -----------      -----------
Net Cash Provided by Operating Activities                                4,094            8,807
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses and equity interests                            -          (23,891)
  Purchases of property and equipment                                     (971)            (994)
  Investment in pre-publication costs                                     (579)            (724)
  Sales (purchases) of short-term investments                            3,410           (3,928)
  Capitalized internal-use software                                       (257)               -
  Proceeds from disposal of property and equipment                           4                2
                                                                   -----------      -----------
Net Cash Provided by (Used in) Investing Activities                      1,607          (29,535)
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued from stock options exercised                         288               46
  Principal payments on capital leases                                    (118)             (75)
                                                                   -----------      -----------
Net Cash Provided by (Used in) Financing Activities                        170              (29)
                                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          5,871          (20,757)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             38,612           96,375
                                                                   -----------      -----------

CASH AND EQUIVALENTS AT END OF PERIOD                              $    44,483      $    75,618
                                                                   ===========      ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.   BASIS OF PRESENTATION

     The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 2001 has been derived from IHI's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by IHI and are unaudited. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and the notes thereto contained in IHI's Annual Report on Form 10-K.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of March 31, 2002, and the consolidated results of operations and cash flows for the periods presented herein. Results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications have been made to the financial statements of the prior period to conform to the March 31, 2002 presentation.

B.   INVENTORIES

     Inventories, consisting primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market. Shipping costs, which consist of transportation costs associated with the delivery of the Company's products to customers, and handling costs are included in Cost of sales. The vast majority of inventories are books, which are reviewed monthly on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to income in the period of determination.

C.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 is effective for fiscal years beginning after December 15, 2002. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

                            INFORMATION HOLDINGS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

D.   EARNINGS PER SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                   -------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                  2002              2001
     Basic:
      Net income                                   $       2,814      $      3,004
      Average common shares outstanding                   21,760            21,615
                                                   -------------      ------------
     Basic EPS                                     $        0.13      $       0.14
                                                   =============      ============
     Diluted:
      Net income                                   $       2,814      $      3,004
                                                   =============      ============
      Average common shares outstanding                   21,760            21,615
      Net effect of dilutive stock options -
       based on the treasury stock method                    191               178
                                                   -------------      ------------
     Total                                                21,951            21,793
                                                   =============      ============
     Diluted EPS                                   $        0.13      $       0.14
                                                   =============      ============

     During the first quarter of 2002, employees exercised stock options to acquire 24,039 shares at an exercise price of $12.00 per share. For the three months ended March 31, 2002 and 2001, 287,823 and 330,208 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

E.   ACQUISITIONS

     On December 20, 2001, the Company completed a tender offer and acquired all of the outstanding common shares of Liquent, Inc. (Liquent) for cash consideration equal to $2.27 per share, or approximately $41,100,000. Liquent is a leading provider of software and service solutions that aid in content assembly and publishing for the life sciences industry. The purchase price was allocated to net tangible assets of $6,349,000, identified intangible assets of $6,750,000 and non-deductible goodwill of $25,592,000. The Company has obtained an independent appraisal of the fair value of the identified intangible assets and their remaining useful lives. The Company also recorded a deferred income tax asset as a result of Liquent's net operating loss carryforwards of $5,010,000, offset by a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $2,565,000.

                            INFORMATION HOLDINGS INC.

E.   ACQUISITIONS (CONTINUED)

     On May 15, 2001, the Company acquired the stock of Parthenon Publishing Group (Parthenon), for cash consideration of approximately $8,300,000. Parthenon, based in the United Kingdom, is a leading provider of medical and environmental reference products, including books, journals and medical communication services.

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

     All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective date of acquisition. In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, no goodwill amortization was recorded for acquisitions after June 30, 2001, which include Liquent.

     The following unaudited pro forma information presents the results of operations of the Company, as if the 2001 acquisitions of IDRAC and Liquent had taken place as of January 1, 2001, is as follows:

                                                           THREE MONTHS
                                                               ENDED
                                                          --------------
                                                               MARCH 31,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                          2001
     Revenues                                             $       31,072
                                                          ==============
     Net loss                                             $         (650)
                                                          ==============
     Basic loss per common share                          $        (0.03)
                                                          ==============
     Diluted loss per common share                        $        (0.03)
                                                          ==============

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

                            INFORMATION HOLDINGS INC.

F.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires the use of a non-amortization approach to account for purchased goodwill and intangible assets with indefinite lives. The Company was required to adopt SFAS No. 142 for acquisitions completed prior to July 1, 2001 on January 1, 2002. Effective January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.

     During the year ended December 31, 2001, the Company began the required transitional impairment review of goodwill and intangible assets with indefinite lives. This review required the Company to estimate the fair value of its identified reporting units as of December 31, 2001. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their respective book values and therefore no write-down of goodwill or intangible assets with indefinite lives was required as of January 1, 2002. In addition, as of January 1, 2002, the Company ceased the amortization of goodwill and intangible assets with indefinite lives and reclassified the December 31, 2001 carrying value of its assembled workforce acquired intangible assets included in other identified intangibles to goodwill.

     The following unaudited reconciliation presents pro forma net income, basic and diluted EPS as if SFAS No. 142 had been adopted on January 1, 2001, is as follows:

                                                                                  THREE MONTHS
                                                                                      ENDED
                                                                                 --------------
                                                                                      MARCH 31,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                 2001
     Reported net income                                                         $        3,004
      Adjustment for goodwill amortization, net of tax                                      637
      Adjustment for trademark and tradename amortization, net of tax                        78
                                                                                 --------------
     Pro forma net income                                                        $        3,719
                                                                                 ==============
     Basic:
      Reported basic EPS                                                         $         0.14
      Adjustment for goodwill amortization, net of tax                                     0.03
                                                                                 --------------
     Pro forma basic EPS                                                         $         0.17
                                                                                 ==============
     Diluted:
      Reported diluted EPS                                                       $         0.14
      Adjustment for goodwill amortization, net of tax                                      .03
                                                                                 --------------
      Pro forma diluted EPS                                                      $         0.17
                                                                                 ==============

                            INFORMATION HOLDINGS INC.

F.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (CONTINUED)

     Identified intangible assets and goodwill subject to amortization consisted of the following (in thousands):

                                                                          MARCH 31, 2002
                                                ---------------------------------------------------------------------
                                                        Gross                                        Amortization
                                                     Carrying         Accumulated            Net        Period
                                                       Amount        Amortization        Balance        (Years)
     ------------------------------------------ -------------- ------------------- -------------- -------------------
     Trademarks and tradenames                       $ 11,129             $ 1,878        $ 9,251         6-20
     Publishing rights                                 23,572               4,950         18,622         7-20
     Customer lists and relationships                  46,548               8,006         38,542        10-20
     Databases and content                             27,400               5,233         22,167         5-20
     Other identified intangibles                      10,632               1,704          8,928         2-20
                                                -------------- ------------------- --------------
                                                     $119,281             $21,771        $97,510
                                                ============== =================== ==============

                                                                           DECEMBER 31, 2001
                                                ---------------------------------------------------------------------
                                                        Gross                                        Amortization
                                                     Carrying         Accumulated            Net        Period
                                                       Amount        Amortization        Balance        (Years)
     ------------------------------------------ -------------- ------------------- -------------- -------------------
     Trademarks and tradenames                       $ 21,129             $ 2,792        $18,337         6-20
     Publishing rights                                 23,572               4,611         18,961         7-20
     Customer lists and relationships                  46,548               7,039         39,509        10-20
     Databases and content                             27,400               4,479         22,921         5-20
     Other identified intangibles                      20,531               8,796         11,735         2-20
                                                -------------- ------------------- --------------
                                                      139,180              27,717        111,463
     Goodwill subject to amortization                  82,367               6,624         75,743        10-20
                                                -------------- ------------------- --------------
                                                     $221,547             $34,341       $187,206
                                                ============== =================== ==============

     Total amortization expense of goodwill and identified intangible assets amounted to $2,797,000 and $15,352,000 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

     During the first quarter 2002, the Company removed from its Balance Sheet fully amortized other identified intangibles with a cost of approximately $7,100,000.

                            INFORMATION HOLDINGS INC.

F.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (CONTINUED)

     Identified intangible assets and goodwill not subject to amortization consisted of the following (in thousands):

                                                             MARCH 31, 2002
                                          -------------------------------------------------------
                                              Gross Carrying        Accumulated
                                                      Amount       Amortization      Net Balance
     ------------------------------------ ------------------- ------------------ ----------------
     Trademarks and tradenames                      $ 10,000             $1,193         $  8,807
     Goodwill                                        111,575              7,075          104,500
                                          ------------------- ------------------ ----------------
                                                    $121,575             $8,268         $113,307
                                          =================== ================== ================

                                                            DECEMBER 31, 2001
                                          -------------------------------------------------------
                                              Gross Carrying        Accumulated
                                                      Amount       Amortization      Net Balance
     ------------------------------------ ------------------- ------------------ ----------------
     Goodwill                                        $26,923              $   -         $ 26,923
                                          =================== ================== ================

     Annual pretax amortization for identified intangible assets over the next five years is estimated to be as follows (in thousands):

     Year ending December 31,
          2003                                                    $11,088
          2004                                                    $10,672
          2005                                                    $10,293
          2006                                                    $ 8,708
          2007                                                    $ 8,556

     The following table displays the change in the carrying amount of goodwill (in thousands):

     Balance at December 31, 2001                                $102,666
                                                                 ========
     Reclassification of assembled workforce, net                   1,834
                                                                 --------
     Balance at March 31, 2002                                   $104,500
                                                                 ========

                            INFORMATION HOLDINGS INC.

G.   SEGMENT INFORMATION

     The Company has three reportable segments: intellectual property (IP), scientific and technology information (STI) and information technology learning (ITL). The intellectual property segment, which includes MicroPatent, Master Data Center, Liquent and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals. The scientific and technology information segment is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. The information technology learning segment is Transcender, which is a leading online provider of IT certification test preparation products.

     Foreign EBITDA from the Company's businesses was not material for the periods presented. Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profits are eliminated.

     The following tables set forth the information for the Company's reportable segments based on the nature of the products and services offered for the periods indicated:

                                                           THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                             MARCH 31, 2002                        MARCH 31, 2001
                                                  -----------------------------------     --------------------------------
                                                                  SEGMENT                              SEGMENT
     (IN THOUSANDS)                                      IP         STI         ITL            IP         STI        ITL
                                                         --         ---         ---            --         ---        ---
     Revenues from external customers                $  18,919   $  11,056   $  3,313       $  8,105   $  9,011   $  7,128
     EBITDA                                              6,766       2,564        879          2,567      2,262      3,960
     Operating income                                    4,153       1,074         51            839      1,140      2,332
     Segment assets excluding goodwill                 132,019      51,471     13,046         99,433     41,836     17,325
     Goodwill, net                                      55,043       5,857     43,600         26,492        160     45,267

     A reconciliation of combined EBITDA for the intellectual property, scientific and technology information, and information technology learning segments to consolidated income before income taxes is as follows:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ---------------------------------
     (IN THOUSANDS)                                           2002                2001
     Total EBITDA for reportable segments            $      10,209      $        8,789
     Corporate expenses                                     (1,012)               (708)
     Interest income, net                                      126               1,506
     Depreciation and amortization (1)                      (4,936)             (4,485)
                                                     -------------      --------------
     Income before income taxes                      $       4,387      $        5,102
                                                     =============      ==============

     (1) Depreciation and amortization includes $797,000 and $634,000 of amortization of pre-publication costs, classified as Cost of sales for each of the three month periods ended March 31, 2002 and 2001, respectively.

                            INFORMATION HOLDINGS INC.

H.   COMPREHENSIVE INCOME

     The following table is a reconciliation of the Company's net income to comprehensive income:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ---------------------------------
     (IN THOUSANDS)                                            2002                2001
     Net income                                       $       2,814      $        3,004
     Other comprehensive loss
      net of taxes of $5 and $0, respectively:
      Foreign currency translation adjustment                    (7)                  -
                                                      -------------      --------------
     Comprehensive income                             $       2,807      $        3,004
                                                      =============      ==============

I.   SUBSEQUENT EVENTS

     On April 29, 2002, the stockholders of the Company approved a 500,000 share increase in the number of shares reserved for issuance under the Company's 1998 Stock Option Plan to a total of 2,466,886 shares reserved for issuance.

     On May 9, 2002, the Company acquired essentially all of the assets of Aurigin Systems, Inc. (Aurigin) for cash consideration of approximately $12.4 million and the assumption of certain liabilities. Aurigin provides intellectual property management systems, used primarily by corporations to search, analyze, annotate and group patent information as well as proprietary corporate data.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS PRESENTS A REVIEW OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001. THIS REVIEW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES PRESENTED HEREIN AS WELL AS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN THE COMPANY'S 2001 ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Impact of Acquisitions and Outlook

A key component of the Company's growth strategy is to pursue acquisitions in attractive niche markets where opportunities exist to internally grow the acquired companies' revenues and increase profitability through operating efficiencies. Since beginning operations in January 1997, the Company has completed thirteen strategic acquisitions, including seven in the intellectual property area, five in scientific and technology information and one in the information technology learning market, as well as some minor acquisitions. The Company continues to actively seek acquisitions that will further the Company's growth and operating strategies (See Note I - SUBSEQUENT EVENTS). As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions from the date of acquisition, and period-to-period comparisons may not be meaningful in some respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

Consolidated Results of Operations

The Company reported net income of $2.8 million, or $0.13 per diluted common share for the first quarter of 2002 compared with $3.0 million, or $0.14 per diluted common share in the first quarter of 2001. Results for the first quarter of 2001 also include amortization of goodwill and certain other acquired intangible assets of approximately $0.7 million, net of tax. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company ceased amortizing goodwill as well as certain other acquired intangible assets. Excluding amortization of these items net income for the three months ended March 31, 2001 would have been $3.7 million, or $0.17 per diluted common share compared with $2.8 million, or $0.13 per diluted common share for the first quarter of 2002.

The overall decrease in first quarter 2002 earnings over the prior year was primarily due to a decrease in gross profit, the result of lower profit contribution by the IT learning segment, which has higher gross margins than the Company's other segments and decreased interest income, offset by strong contributions from businesses acquired in 2001 and earnings growth in core IP and STI businesses.

Net interest income (expense) decreased to $0.1 million from $1.5 million due primarily to the use of cash from the secondary public stock offering to acquire businesses during fiscal 2001 (See Note E - ACQUISITIONS). Additionally, the average interest rate decreased from 5.6% in the first three months of 2001 to 2.0% in the comparable period in fiscal 2002.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The provision for income taxes as a percentage of pre-tax income for the three months ended March 31, 2002 is 35.9%, as compared to 41.1% for the first quarter of 2001, due primarily to the adoption of SFAS No. 142, which eliminates goodwill amortization, the majority of which was not tax-deductible. Additionally, the Company was also subject to foreign taxes during the first quarter of 2002, which were immaterial in the period.

SEGMENT REVIEW

INTELLECTUAL PROPERTY (IP) IP revenue for the first three months of 2002 increased 133.4%, or $10.8 million, to $18.9 million compared to $8.1 million in the comparable period in 2001. Operating income increased 395% to $4.2 million for 2002, compared to $0.8 million of operating income in the prior year quarter. Liquent and IDRAC contributed operating income of $1.8 million in the first quarter of 2002. The increase in revenues includes $1.0 million from continued strong internal growth in existing IP information and IP management businesses and $9.8 million in revenue as a result of the acquisitions of IDRAC and Liquent in fiscal 2001. IP cost of sales, expressed as a percentage of revenues, remained constant in the periods. Selling, general and administrative (S,G & A) expenses, excluding the results of the acquisitions of IDRAC and Liquent decreased $0.7 million, or 21.8%, as a result of a reduction in development spending in the LPS group from prior year levels. IP depreciation and amortization increased $0.9 million, or 51%, primarily as a result of the amortization of intangible assets and depreciation of purchased equipment related to the above acquisitions, as well as depreciation related to capital expenditures in fiscal 2001 in the core businesses. The impact of the accounting change pursuant to SFAS No. 142 on this segment in the first three months of 2002 was a reduction in amortization expense of $0.7 million.

SCIENTIFIC AND TECHNOLOGY INFORMATION (STI) STI revenue for the first three months of 2002 increased 22.7%, or $2.0 million, to $11.0 million from $9.0 million in the comparable period in 2001. Operating income decreased 5.8%, or $0.1 million, to $1.0 million for 2002, compared to $1.1 million in the prior year quarter. STI operating results for 2002 include the acquisition of Parthenon in May of 2001, which has lower gross margins than the existing core STI business. Total expenses, excluding the acquisition of Parthenon, increased $0.4 million, or 5.9% over the prior year quarter, primarily due to increased costs in book publishing operations and an overall increase in employee benefit costs. The increase in costs also includes the amortization of capital expenditures in fiscal 2001 for capitalized software and purchased equipment. The impact of the accounting change pursuant to SFAS No. 142 on this segment in the first three months of 2002 was a reduction in amortization expense of $0.1 million.

INFORMATION TECHNOLOGY LEARNING (ITL) ITL revenue for the first three months of 2002 decreased 53.5%, or $3.8 million, to $3.3 million compared to $7.1 million in the comparable period in 2001. Operating income was slightly better than breakeven for 2002, a decrease of 97.8% compared to the prior year operating income of $2.3 million. The revenue fluctuation is a result of very strong first quarter 2001 sales of Transcender's Windows 2000 certification products, a significant decline in the overall IT market since the first quarter of 2001 and a lack of significant new certifications by major software companies in recent months. Revenues in future quarters are expected to improve with the anticipated release of new products. Cost of sales, expressed as a percentage of revenues, remained constant in the periods, while S,G & A expenses decreased by $0.5 million, or 18.1%, as a result of cost reduction initiatives. The impact of the accounting change pursuant to SFAS No. 142 on this segment in the first three months of 2002 was a reduction in amortization expense of $0.8 million.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155 million of net proceeds. As of March 31, 2002, proceeds of approximately $133 million have been used from this offering to fund acquisitions in the Company's information and publishing businesses. No acquisitions were made in the first quarter of 2002. (See Note E - ACQUISITIONS for details on fiscal 2001 acquisitions). The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes (See Note I - SUBSEQUENT EVENTS). Except as noted above, the Company currently does not have any other agreements, arrangements or understandings with respect to any prospective material acquisitions. Pending such uses, the proceeds will be invested in short-term, investment grade securities.

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the quarter ended March 31, 2002, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of March 31, 2002, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

Cash and equivalents, including short-term investments, totaled $58.8 million at March 31, 2002, compared to $56.4 million at December 31, 2001. Excluding cash, cash equivalents and short-term investments, the Company had a working capital deficit of $(4.0) million at March 31, 2002 compared to working capital deficit of $(6.6) million at December 31, 2001. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at March 31, 2002 are obligations related to patent annuity payments and deferred revenue of approximately $41.7 million.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash generated from operating activities was $4.1 million for the three months ended March 31, 2002, derived from net income of $2.8 million plus non-cash charges of $4.6 million less a decrease in operating assets and liabilities of $3.3 million. The overall decrease in operating assets and liabilities is primarily the result of an increase in customer receivables and deferred revenue at Liquent, a business acquired in December 2001 that had strong first quarter 2002 results, and an increase in income tax liabilities offset primarily by a decrease in accrued expenses related to acquisition deal costs for Liquent.

Cash generated from investing activities was $1.6 million for the quarter ended March 31, 2002, as a result of the Company liquidating $3.4 million in short-term investments in commercial paper upon their maturity in the first quarter of 2002 in anticipation of an acquisition in the second quarter (See
Note I -SUBSEQUENT EVENTS). Spending related to capital expenditures, including pre-publication costs and internally developed software, was $1.8 million in the quarter. Excluding acquisitions of businesses, the Company's existing operations are not capital intensive. Capital expenditures for fiscal 2002 include approximately $0.5 million of purchases of new computer equipment necessary to facilitate the Company's increased Internet capacity.

Cash generated from financing activities was $0.2 million for the three months ended March 31, 2002, primarily due to net cash proceeds received from the issuance of common stock from stock option exercises. The Company has no outstanding debt obligations as of March 31, 2002 related to the Credit Facility.

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

SEASONALITY

The Company's business is somewhat seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on publication schedules and other factors. In 2001, 28% of the Company's revenues were generated during the fourth quarter with the first, second and third quarters accounting for 23%, 24% and 25% of revenues, respectively. In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions and new product launches.

EFFECTS OF INFLATION

The Company believes that inflation has not had a material impact on the results of operations presented herein.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are disclosed in the Company's 2001 Annual Report on Form 10-K. There have been no material changes to these policies during the first three months of fiscal 2002.

FORWARD-LOOKING STATEMENTS

The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, and intentions that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company's disclosures under the heading IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS contained in the Company's 2001 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK - The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of March 31, 2002, the Company had no outstanding borrowings under the Credit Facility.

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

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At March 31, 2002, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than five months, aggregating approximately $16,488,000. Realized gains and losses relating to the forward contracts were immaterial for the quarter ended March 31, 2002.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  The following report relates to the Company's secondary public stock offering:

  Commission file number of registration statement:                         333-30202
  Effective Date:                                                      March 14, 2000

  Expenses incurred through March 31, 2002:
           Underwriting discounts                                      $    8,595,000
           Other expenses                                              $      522,000
           Total expenses                                              $    9,117,000

  Application of proceeds through March 31, 2002:
           Acquisitions of businesses, titles and equity interests     $  133,421,000
           Temporary investments                                       $   21,579,000
           (Commercial paper and money market funds)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (b) Reports on Form 8-K:

      On January 10, 2002, the Company filed a Current Report on Form 8-K
      (the Form 8-K) reporting the Agreement and Plan of Merger between the Company, Fluid Acquisition Corp., a wholly owned subsidiary of the Company, and Liquent. On March 12, 2002, the Company filed an amendment to the Form 8-K containing the required financial statements of Liquent and pro forma condensed consolidated financial statements of the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFORMATION HOLDINGS INC.


Date:    May 15, 2002             By: /s/ Vincent A. Chippari
     -------------------             -----------------------
                                   Vincent A. Chippari
                                   Executive Vice President and Chief
                                     Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer