Form 10-Q
period 2002-06-30
INFORMATION HOLDINGS INC
filed 2002-08-14
CIK 1063744

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

For the quarterly period ended:     June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     As of June 30, 2002, there were 21,813,386 shares of the Company's common stock, par value $0.01 per share outstanding.

================================================================================

                            INFORMATION HOLDINGS INC.

                                      INDEX

                                                                                 PAGE NUMBER
                                                                                 -----------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets                                                  1
                As of June 30, 2002 (Unaudited) and December 31, 2001

              Consolidated Statements of Operations (Unaudited) for the                    2
                Three Months Ended June 30, 2002 and 2001 and
                Six Months Ended June 30, 2002 and 2001

              Consolidated Statements of Cash Flows (Unaudited) for the                    3
                Six Months Ended June 30, 2002 and 2001

              Notes to Consolidated Financial Statements (Unaudited)                       4

Item 2.       Management's Discussion and Analysis of                                     12
                Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  18

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                   19

Item 4.       Submission of Matters to a Vote of Security Holders                         19

Item 6.       Exhibits and Reports on Form 8-K                                            20

              Signature                                                                   21

                            INFORMATION HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,         DECEMBER 31,
                                                                                             2002                 2001
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                             $    37,797         $     38,612
     Short-term investments                                                                14,555               17,762
     Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
         SALES RETURNS OF $3,935 AND $3,273, RESPECTIVELY)                                 37,931               35,130
     Inventories                                                                            7,420                7,323
     Prepaid expenses and other current assets                                              5,364                7,268
     Deferred income taxes                                                                  3,423                3,423
                                                                                      -----------         ------------
         Total current assets                                                             106,490              109,518
Property and equipment, net                                                                 9,374                9,868
Pre-publication costs (NET OF ACCUMULATED AMORTIZATION OF $7,349 AND
     $5,758, RESPECTIVELY)                                                                  4,826                4,750
Identified intangible assets, net                                                         105,114              111,463
Goodwill (NET OF ACCUMULATED AMORTIZATION OF $7,075 AND
     $6,624, RESPECTIVELY)                                                                118,947              102,666
Other assets                                                                                9,150                8,292
                                                                                      -----------         ------------

TOTAL                                                                                 $   353,901         $    346,557
                                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations                                 $       520         $        490
     Accounts payable                                                                      25,570               21,598
     Accrued expenses                                                                      12,817               17,793
     Royalties payable                                                                      2,022                1,625
     Deferred revenue                                                                      21,031               18,293
                                                                                      -----------         ------------
         Total current liabilities                                                         61,960               59,799

Capital leases                                                                              1,689                1,959
Deferred income taxes                                                                      15,485               16,826
Other long-term liabilities                                                                   987                1,023
                                                                                      -----------         ------------
         Total liabilities                                                                 80,121               79,607
                                                                                      -----------         ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                                         $         -         $          -
     Common stock, $.01 par value; 50,000,000 shares authorized;
      issued and outstanding 21,813,386 shares at June 30, 2002
      and 21,758,052 shares at December 31, 2001                                              218                  218
     Additional paid-in capital                                                           246,990              245,911
     Retained earnings                                                                     26,703               20,821
     Accumulated other comprehensive loss                                                    (131)                   -
                                                                                      -----------         ------------
         Total stockholders' equity                                                       273,780              266,950
                                                                                      -----------         ------------

TOTAL                                                                                 $   353,901         $    346,557
                                                                                      ===========         ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                          ---------------------------        ---------------------------
                                                               2002              2001              2002             2001

Revenues                                                  $  35,645        $   25,314        $   68,933       $   49,558

Cost of sales                                                10,609             5,968            19,880           11,542
                                                          ---------        ----------        ----------       ----------
Gross profit                                                 25,036            19,346            49,053           38,016
                                                          ---------        ----------        ----------       ----------
Operating expenses:

   Selling, general and administrative                       15,943            12,336            31,560           23,556

   Depreciation and amortization                              4,412             4,747             8,551            8,598
                                                          ---------        ----------        ----------       ----------
      Total operating expenses                               20,355            17,083            40,111           32,154
                                                          ---------        ----------        ----------       ----------
Income from operations                                        4,681             2,263             8,942            5,862
                                                          ---------        ----------        ----------       ----------
Other income (expense):

   Interest income                                              269             1,060               531            2,702

   Interest expense                                            (135)             (136)             (271)            (272)

   Other expense                                                 (3)                -                (3)              (3)
                                                          ---------        ----------        ----------       ----------
Income before income taxes                                    4,812             3,187             9,199            8,289

Provision for income taxes                                    1,744             1,283             3,317            3,381
                                                          ---------        ----------        ----------       ----------

Net income                                                $   3,068        $    1,904        $    5,882       $    4,908
                                                          =========        ==========        ==========       ==========
Basic and diluted earnings per common share amounts:

   Net income                                             $    0.14        $     0.09        $     0.27       $     0.23
                                                          =========        ==========        ==========       ==========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            INFORMATION HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                  ---------------------------------
                                                                                           2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $       5,882      $        4,908
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation                                                                           2,913               1,553
   Amortization of goodwill                                                                   -               2,257
   Amortization of other intangible assets                                                5,638               4,788
   Amortization of pre-publication costs                                                  1,637               1,304
   Change in non-current deferred income tax liabilities                                   (826)               (561)
   Other                                                                                     87                  73
   Changes in operating assets and liabilities, net of effect of acquisitions:
       Increase in accounts receivable, net                                              (2,085)               (287)
       Increase in inventories                                                              (97)               (327)
       Decrease (increase) in prepaid and other current assets                            1,707              (1,214)
       Decrease in accounts payable and accrued expenses                                 (5,399)             (4,292)
       Income tax benefit from stock options exercised                                      321                 306
       Net change in income taxes (receivable) payable                                    3,556              (2,435)
       Increase (decrease) in deferred revenue                                            1,083                (410)
       Net change in other assets and liabilities                                          (769)               (412)
                                                                                  -------------       -------------
Net Cash Provided by Operating Activities                                                13,648               5,251
                                                                                  -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of businesses and equity interests                                      (14,043)            (34,066)
   Purchases of property and equipment                                                   (1,678)             (2,006)
   Investment in pre-publication costs                                                   (1,713)             (1,577)
   Sales (purchases) of short-term investments                                            3,207              (8,852)
   Capitalized internal-use software                                                       (434)               (178)
   Capitalized software development costs                                                  (353)                  -
   Proceeds from disposal of property and equipment                                          33                   2
                                                                                  -------------       -------------
Net Cash Used in Investing Activities                                                   (14,981)            (46,677)
                                                                                  -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued from stock options exercised                                         758                 683
   Principal payments on capital leases                                                    (240)               (150)
                                                                                  -------------       -------------
Net Cash Provided by Financing Activities                                                   518                 533
                                                                                  -------------       --------------
NET DECREASE IN CASH AND EQUIVALENTS                                                       (815)            (40,893)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                              38,612              96,375
                                                                                  -------------      --------------

CASH AND EQUIVALENTS AT END OF PERIOD                                             $      37,797      $       55,482
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of June 30, 2002, and the consolidated results of operations and cash flows for the periods presented herein. Results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications have been made to the financial statements of the prior period to conform to the June 30, 2002 presentation.

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

                            INFORMATION HOLDINGS INC.

C.   EARNINGS PER SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                      ----------------------------       ----------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                   2002             2001              2002             2001
     Basic:
       Net income                                     $     3,068      $     1,904       $     5,882      $     4,908
       Average common shares outstanding                   21,807           21,633            21,784           21,624
                                                      -----------      -----------       -----------      -----------
     Basic EPS                                        $      0.14      $      0.09       $      0.27      $      0.23

                                                      ===========      ===========       ===========      ===========
     Diluted:
       Net income                                     $     3,068      $     1,904       $     5,882      $     4,908
                                                      ===========      ===========       ===========      ===========

       Average common shares outstanding                   21,807           21,633            21,784           21,624
       Net effect of dilutive stock options -
        based on the treasury stock method                    197              163               186              164
                                                      -----------      -----------       -----------      -----------

     Total                                                 22,004           21,796            21,970           21,788
                                                      ===========      ===========       ===========      ===========

     Diluted EPS                                      $      0.14      $      0.09       $      0.27      $      0.23
                                                      ===========      ===========       ===========      ===========

     During the first half of 2002, employees exercised stock options to acquire 55,334 shares at an exercise price of between $12.00 and $21.09 per share. For the three and six months ended June 30, 2002, 372,248 and 462,773 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect. For the three and six months ended June 30, 2001, 324,248 stock options in each of the periods, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

D.   ACQUISITIONS

     On May 9, 2002, the Company acquired substantially all of the assets of Aurigin Systems, Inc. (Aurigin) for cash consideration of approximately $14,043,000 including the assumption of certain liabilities. Aurigin provides intellectual property management systems used primarily by corporations to search, analyze, annotate and group patent information, as well as proprietary corporate data. The purchase price was preliminarily allocated to net tangible liabilities of $1,592,000, identified intangible assets of $1,600,000 and goodwill of $14,035,000. The Company has obtained a preliminary independent appraisal of the fair value of the identified intangible assets and their remaining useful lives. The result of operations of the assets and liabilities acquired is not material to the current period or the comparable periods presented herein.

                            INFORMATION HOLDINGS INC.

D.   ACQUISITIONS (CONTINUED)

     On December 20, 2001, the Company completed a tender offer and acquired all of the outstanding common shares of Liquent, Inc. (Liquent) for cash consideration equal to $2.27 per share, or approximately $41,100,000. Liquent is a leading provider of software and service solutions that aid in content assembly and publishing for the life sciences industry. The purchase price was allocated to net tangible assets of $6,026,000, identified intangible assets of $6,790,000 and non-deductible goodwill of $25,875,000. The Company has obtained an independent appraisal of the fair value of the identified intangible assets and their remaining useful lives. The Company also recorded a deferred income tax asset as a result of Liquent's net operating loss carryforwards of $5,010,000, offset by a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $2,565,000.

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

     All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective date of acquisition. In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, no goodwill amortization was recorded for acquisitions after June 30, 2001, which includes Liquent and Aurigin.

     The following unaudited pro forma information presents the results of operations of the Company, as if the 2001 acquisitions of IDRAC and Liquent had taken place as of January 1, 2001, is as follows:

                                                                          THREE MONTHS                 SIX MONTHS
                                                                                 ENDED                      ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                     -----------------         ------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2001                       2001

     Revenues                                                        $          29,856         $           60,928
                                                                     ==================        ===================
     Net loss                                                        $            (535)        $           (1,186)
                                                                     ==================        ===================
     Basic loss per common share                                     $           (0.02)        $            (0.05)
                                                                     ==================        ===================
     Diluted loss per common share                                   $           (0.02)        $            (0.05)
                                                                     ==================        ===================

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

                            INFORMATION HOLDINGS INC.

E.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

     Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually, or more frequently if impairment indicators arise.

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

     The following unaudited reconciliation presents pro forma net income, basic and diluted EPS as if SFAS No. 142 had been adopted on January 1, 2001, is as follows:

                                                                               THREE MONTHS              SIX MONTHS
                                                                                      ENDED                   ENDED
                                                                                   JUNE 30,                JUNE 30,
                                                                         ------------------      ------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2001                    2001

     Reported net income                                                 $            1,904      $            4,908
       Adjustment for goodwill amortization, net of tax                                 965                   1,602
       Adjustment for trademark and tradename amortization,
        net of tax                                                                       78                     155
                                                                         ------------------      ------------------
     Pro forma net income                                                $            2,947      $            6,665
                                                                         ==================      ==================
     Basic and diluted earning per common share:
       As reported                                                       $             0.09      $             0.23
                                                                         ==================      ==================
       Pro forma                                                         $             0.14      $             0.31
                                                                         ==================      ==================

                            INFORMATION HOLDINGS INC.

E    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (CONTINUED)

     Identified intangible assets and goodwill subject to amortization consisted of the following (in thousands):

                                                                     JUNE 30, 2002
                                                ---------------------------------------------------------------------
                                                        Gross                                        Amortization
                                                     Carrying         Accumulated            Net        Period
                                                       Amount        Amortization        Balance       (Years)
     ----------------------------------------------------------------------------------------------------------------
     Trademarks and tradenames                  $      11,469  $            2,167  $       9,302         6-20
     Publishing rights                                 23,571               5,290         18,281         7-20
     Customer lists and relationships                  46,548               8,976         37,572        10-20
     Databases and content                             27,400               5,986         21,414         5-20
     Other identified intangibles                      11,714               1,976          9,738         3-20
                                                -------------- ------------------- -------------
                                                $     120,702  $           24,395  $      96,307
                                                ============== =================== =============

                                                                   DECEMBER 31, 2001
                                                ---------------------------------------------------------------------
                                                        Gross                                        Amortization
                                                     Carrying         Accumulated            Net        Period
                                                       Amount        Amortization        Balance       (Years)
     ----------------------------------------------------------------------------------------------------------------
     Trademarks and tradenames                  $      21,129  $            2,792  $      18,337         6-20
     Publishing rights                                 23,572               4,611         18,961         7-20
     Customer lists and relationships                  46,548               7,039         39,509        10-20
     Databases and content                             27,400               4,479         22,921         5-20
     Other identified intangibles                      20,531               8,796         11,735         2-20
                                                -------------- ------------------- --------------
                                                      139,180              27,717        111,463
     Goodwill subject to amortization                  82,367               6,624         75,743        10-20
                                                -------------- ------------------- --------------
                                                $     221,547  $           34,341  $     187,206
                                                ============== =================== ==============

     Total amortization expense of goodwill and identified intangible assets amounted to $5,638,000 and $15,252,000 for the six months ended June 30, 2002 and the year ended December 31, 2001, respectively.

     During the first half of 2002, the Company removed from its Balance Sheet fully amortized other identified intangibles with a cost of approximately $7,300,000.

                            INFORMATION HOLDINGS INC.

E.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (CONTINUED)

        Identified intangible assets and goodwill not subject to amortization consisted of the following (in thousands):

                                                                 JUNE 30, 2002
                                             -----------------------------------------------------
                                                 Gross Carrying        Accumulated
                                                         Amount       Amortization      Net Balance
        -------------------------------------------------------------------------------------------
        Trademarks and tradenames            $           10,000  $           1,193  $         8,807
        Goodwill                                        126,022              7,075          118,947
                                             ------------------- ------------------ ---------------
                                             $          136,022  $           8,268  $       127,754
                                             =================== ================== ===============

                                                               DECEMBER 31, 2001
                                             ------------------------------------------------------
                                                 Gross Carrying        Accumulated
                                                         Amount       Amortization      Net Balance
        -------------------------------------------------------------------------------------------
        Goodwill                             $           26,923  $                - $        26,923
                                             =================== ================== ===============

        Anntual pretax amortization for identified intangible assets over the next five years is estimated to be as follows (in thousands):

        Year ending December 31,

             2003                      $    11,411
             2004                      $    11,154
             2005                      $    10,756
             2006                      $     9,774
             2007                      $     8,902

        The following table sumarizes the change in the carrying amount of goodwill for the periods indicated (in thousands):

                                                                                    SIX MONTHS           TWELVE MONTHS
                                                                                         ENDED                   ENDED
                                                                                      JUNE 30,            DECEMBER 31,
                                                                            ------------------      ------------------
        (IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2002                    2001

        Beginning balance                                                   $          102,666      $           61,272
          Net change from acquisitions                                                  14,487                  46,729
          Amortization expense                                                               -                  (5,002)
          Reclassification of assembled workforce, net                                   1,834                       -
          Other                                                                            (40)                   (333)
                                                                            ------------------      ------------------
        Total                                                               $          118,947      $          102,666
                                                                            ==================      ==================

                            INFORMATION HOLDINGS INC.

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

     The following tables set forth the information for the Company's reportable segments based on the nature of the products and services offered for the periods indicated:

                                                          THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                             JUNE 30, 2002                        JUNE 30, 2001
                                                 ---------------------------------       ------------------------------
                                                                SEGMENT                              SEGMENT
                                                       IP         STI        ITL            IP         STI        ITL
                                                 -----------  ---------   --------       --------   --------  ---------
     (IN THOUSANDS)

     Revenues from external customers             $   19,455  $  12,864  $   3,326       $ 10,569   $  9,576  $   5,169
     EBITDA                                            6,204      3,509      1,187          4,128      1,942      2,540
     Operating income                                  3,435      1,860        361          1,627        674        897
     Segment assets excluding goodwill               136,068     53,393     12,157        105,322     52,857     16,046
     Goodwill, net                                    69,479      5,868     43,600         31,902        150     44,615

                                                           SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30, 2002                        JUNE 30, 2001
                                                 -----------------------------------     ------------------------------
                                                                SEGMENT                              SEGMENT
                                                       IP         STI        ITL            IP         STI        ITL
                                                 -----------  ---------   --------       --------   --------  ---------
     (IN THOUSANDS)

     Revenues from external customers             $   38,374  $  23,920  $   6,639       $ 18,674   $ 18,587  $  12,297
     EBITDA                                           12,970      6,073      2,066          6,695      4,204      6,500
     Operating income                                  7,588      2,934        412          2,466      1,814      3,229
     Segment assets excluding goodwill               136,068     53,393     12,157        105,322     52,857     16,046
     Goodwill, net                                    69,479      5,868     43,600         31,902        150     44,615

                            INFORMATION HOLDINGS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F.   SEGMENT INFORMATION (CONTINUED)

     A reconciliation of combined EBITDA for the intellectual property, scientific and technology information, and information technology learning segments to consolidated income before income taxes is as follows:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                          --------------------------       --------------------------
     (IN THOUSANDS)                                              2002           2001               2002          2001

     Total EBITDA for reportable segments                 $    10,900    $     8,610       $   21,109     $    17,399
     Corporate expenses                                          (970)          (930)          (1,982)         (1,638)
     Interest income, net                                         134            924              260           2,430
     Depreciation and amortization (1) (2)                     (5,252)        (5,417)         (10,188)         (9,902)
                                                          -----------    -----------       ----------     -----------

     Income before income taxes                           $     4,812    $     3,187       $    9,199     $     8,289
                                                          ===========    ===========       ===========    ===========

     (1) Depreciation and amortization includes $840,000 and $670,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the three month periods ended June 30, 2002 and 2001, respectively.

     (2) Depreciation and amortization includes $1,637,000 and $1,304,000 of amortization of pre-publication costs, included in operations in cost of sales for each of the six month periods ended June 30, 2002 and 2001, respectively.

G.   COMPREHENSIVE INCOME

     The following table is a reconciliation of the Company's net income to comprehensive income:

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                          --------------------------       --------------------------
     (IN THOUSANDS)                                              2002           2001             2002            2001

     Net income                                           $     3,068    $     1,904       $    5,882     $     4,908
     Other comprehensive loss, net of tax:
       Foreign currency translation adjustment                    (74)           (70)             (81)            (70)
                                                          -----------    -----------       ----------     -----------
     Comprehensive income                                 $     2,994    $     1,834       $    5,801     $     4,838
                                                          ===========    ===========       ==========     ===========

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS PRESENTS A REVIEW OF THE COMPANY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001. THIS REVIEW SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES PRESENTED HEREIN AS WELL AS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN THE COMPANY'S 2001 ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Impact of Acquisitions and Outlook

A key component of the Company's growth strategy is to pursue acquisitions in attractive niche markets where opportunities exist to internally grow the acquired companies' revenues and increase profitability through operating efficiencies. Since beginning operations in January 1997, the Company has completed fourteen strategic acquisitions, including eight in the intellectual property area, five in scientific and technology information and one in the information technology learning market, as well as some minor acquisitions. The Company continues to actively seek acquisitions that will further the Company's growth and operating strategies. As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions from the date of acquisition, and period-to-period comparisons may not be meaningful in some respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The Company reported net income of $3.1 million, or $0.14 per diluted common share, for the second quarter of 2002 compared with $1.9 million, or $0.09 per diluted common share, in the second quarter of 2001. Results for the second quarter of 2001 include amortization of goodwill and certain other acquired intangible assets of approximately $1.0 million, net of tax. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company ceased amortizing goodwill as well as certain other acquired intangible assets. Excluding amortization of these items net income for the three months ended June 30, 2001 would have been $2.9 million, or $0.14 per diluted common share, compared with $3.1 million, or $0.14 per diluted common share, for the second quarter of 2002.

The overall increase in second quarter 2002 earnings over the prior year was due primarily to increased gross profits in the Company's IP and STI segments, including both a positive impact from businesses acquired in 2001 and growth in core businesses, the impact of the accounting change pursuant to SFAS No. 142, as well as a decrease in the Company's effective income tax rate. The positive factors were partially offset by decreased earnings in the Company's ITL segment, increased depreciation related to capital expenditures, increased amortization of acquired intangible assets and lower interest income.

                            INFORMATION HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net interest income (expense) decreased to $0.1 million from $0.9 million due primarily to the use of cash from the secondary public stock offering to acquire businesses during 2001 and 2002 (See Note D - ACQUISITIONS). Additionally, the average interest rate decreased to 1.9% in the second quarter of 2002 from 4.5% in the comparable prior year period.

The provision for income taxes as a percentage of pre-tax income for the three months ended June 30, 2002 was 36.2%, compared to 40.3% for the second quarter of 2001, due primarily to the adoption of SFAS No. 142, which eliminates goodwill amortization, a significant amount of which was not tax-deductible. Additionally, the Company was also subject to foreign taxes during the second quarter of 2002 and 2001, which were immaterial in the periods.

SEGMENT REVIEW

INTELLECTUAL PROPERTY (IP)

IP revenue for the second quarter of 2002 increased 84.1%, or $8.9 million, to $19.5 million compared to $10.6 million in the comparable period in 2001. The increase in revenues includes $0.8 million from continued strong internal growth in existing IP information and IP management businesses, $0.9 million of revenues from Aurigin products acquired in 2002 and an increase of $7.2 million in revenue at Liquent-IDRAC, primarily as a result of the acquisition of Liquent in fiscal 2001. Operating income increased 111.1%, or $1.8 million, to $3.4 million for 2002, compared to $1.6 million of operating income in the prior year quarter. The increase in operating income includes an increase of $1.0 million at Liquent-IDRAC and an increase of $0.8 million in core IP information and IP management businesses. IP cost of sales, expressed as a percentage of revenues, increased from 27.5% to 30.2%, due primarily to the inclusion of Liquent in fiscal 2002 results. Selling, general and administrative (S,G&A) expenses, increased $3.8 million or 108.4%, due primarily to the expenses of Liquent and Aurigin, businesses acquired in December 2001 and in May 2002, respectively. Included in S,G&A expenses for the quarter ended June 30, 2002 is an unrealized foreign exchange loss of $0.3 million, due primarily to the revaluation of U.S. dollar denominated cash held by the Company's French subsidiary. IP depreciation and amortization increased $0.3 million, or 10.8%, primarily as a result of the amortization of intangible assets and depreciation of purchased equipment related to the above acquisitions, partially offset by the impact of the accounting change pursuant to SFAS No. 142.

SCIENTIFIC AND TECHNOLOGY INFORMATION (STI)

STI revenue for the second quarter of 2002 increased 34.3%, or $3.3 million, to $12.9 million from $9.6 million in the comparable period in 2001. The revenue increase includes an increase of $0.8 million in international reference product sales at CRC Press and an increase of $2.0 million at Parthenon Press (acquired in May 2001), including an increase of approximately $0.8 million in its medical communication division. Operating income increased 176.1%, or $1.2 million, to $1.9 million for 2002, compared to $0.7 million in the prior year quarter, due primarily to contributions from increased revenues. STI cost of sales, expressed as a percentage of revenues, increased from 28.9% to 35.0%, due primarily to increased contributions from Parthenon Press, which has lower gross margins than CRC Press. S,G&A expenses were relatively constant in the periods. STI depreciation and amortization increased $0.2 million, or 35.1%, primarily as result of depreciation on new software systems.

                            INFORMATION HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INFORMATION TECHNOLOGY LEARNING (ITL)

ITL revenue for the second quarter of 2002 decreased 35.7%, or $1.8 million, to $3.3 million compared to $5.1 million in the comparable period in 2001. The revenue decline is a result of continued difficult overall market conditions in information technology and a lack of significant new certifications by major software companies in recent months. Operating income in the second quarter of 2002 decreased 59.8%, or $0.5 million, to $0.4 million, compared to prior year operating income of $0.9 million, as a result of the revenue decline. Cost of sales, expressed as a percentage of revenues, was relatively constant in the periods, while S,G&A expenses decreased by $0.4 million, or 18.5%, as a result of cost reduction initiatives. ITL depreciation and amortization decreased by 50%, or $0.8 million, based on the impact of the accounting change pursuant to SFAS No. 142.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The Company reported net income of $5.9 million, or $0.27 per diluted common share, for the first six months of 2002 compared with $4.9 million, or $0.23 per diluted common share, in the first six months of 2001. Results for the first half of 2001 include amortization of goodwill and certain other acquired intangible assets of approximately $1.8 million, net of tax. Upon adoption of SFAS No. 142, the Company ceased amortizing goodwill as well as certain other acquired intangible assets. Excluding amortization of these items net income for the six months ended June 30, 2001 would have been $6.7 million, or $0.31 per diluted common share, compared with $5.9 million, or $0.27 per diluted common share, for the first half of 2002.

The overall increase in earnings in the first six months of 2002 over the prior year period was due primarily to increased gross profits in the Company's IP and STI segments, including both a positive impact from businesses acquired in 2001 and growth in core businesses, and a decrease in the Company's effective income tax rate. The positive factors were partially offset by decreased earnings in the Company's ITL segment and lower interest income. Depreciation and amortization was relatively constant in the periods with increases in depreciation related to capital expenditures and amortization of acquired intangible assets, offset by the effect of the adoption of SFAS No. 142.

Net interest income (expense) decreased to $0.3 million from $2.4 million due primarily to the use of cash from the secondary public stock offering to acquire businesses during 2001 and 2002 (See Note D - ACQUISITIONS). Additionally, the average interest rate decreased to 1.9% in the first six months of 2002 from 5.0% in the comparable prior year period.

The provision for income taxes as a percentage of pre-tax income for the six months ended June 30, 2002 was 36.1%, compared to 40.8% for the first six months of 2001, due primarily to the adoption of SFAS No. 142, which eliminates goodwill amortization, a significant amount of which was not tax-deductible. Additionally, the Company was also subject to foreign taxes during the first half of 2002 and 2001, which were immaterial in the period.

                            INFORMATION HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SEGMENT REVIEW

INTELLECTUAL PROPERTY (IP)

IP revenue for the first six months of 2002 increased 105.5%, or $19.7 million, to $38.4 million compared to $18.7 million in the comparable period in 2001. The increase in revenues includes $1.8 million from continued strong internal growth in existing IP information and IP management businesses, $0.9 million of revenues from Aurigin products acquired in 2002 and an increase of $17.0 million in revenue at Liquent-IDRAC, primarily as a result of the acquisition of Liquent in fiscal 2001. Operating income increased 207.7%, or $5.1 million, to $7.6 million for 2002, compared to $2.5 million of operating income in the prior year period. The increase in operating income includes an increase of $2.8 million at Liquent-IDRAC, an increase of $1.6 million in core IP information and IP management businesses, and a decrease of operating expenses of $0.7 million at LPS. IP cost of sales, expressed as a percentage of revenues, increased from 28.4% to 29.6%, due primarily to the inclusion of Liquent in fiscal 2002 results. SG&A expenses, excluding costs of Liquent, increased $0.6 million, or 9.2%, primarily as a result of expenses related to Aurigin and increases at IDRAC (acquired in March 2001), partially offset by decreased spending levels in the LPS Group. IP depreciation and amortization increased $1.2 million, or 27.2%, primarily as a result of the amortization of intangible assets and depreciation of purchased equipment related to acquisitions, partially offset by the impact of the accounting change pursuant to SFAS No. 142.

SCIENTIFIC AND TECHNOLOGY INFORMATION (STI)

STI revenue for the first six months of 2002 increased 28.7%, or $5.3 million, to $23.9 million from $18.6 million in the comparable period in 2001. The revenue increase includes an increase of $1.0 million in reference product sales at CRC Press and an increase of $4.0 million at Parthenon Press, which was acquired in May 2001. Operating income increased 61.8%, or $1.1 million, to $2.9 million for 2002, compared to $1.8 million in the prior year period, due primarily to contributions from increased revenues. STI cost of sales, expressed as a percentage of revenues, increased from 29.7% to 33.9%, due primarily to increased contributions from Parthenon Press, which has lower gross margins than CRC Press. S,G&A expenses increased $1.2 million, or 11.9%, due primarily to the acquisition of Parthenon Press. STI depreciation and amortization increased $0.4 million, or 38.2%, primarily as result of amortization of Parthenon Press intangible assets and depreciation on new software systems.

INFORMATION TECHNOLOGY LEARNING (ITL)

ITL revenue for the first six months of 2002 decreased 46.0%, or $5.7 million, to $6.6 million compared to $12.3 million in the comparable period in 2001. The revenue decline is a result of continued difficult overall market conditions in information technology and a lack of significant new certifications by major software companies in recent months. Operating income in the first half of 2002 decreased 87.2%, or $2.8 million, to $0.4 million, compared to prior year operating income of $3.2 million, as a result of the revenue decline. Cost of sales, expressed as a percentage of revenues, was relatively constant in the periods, while S,G&A expenses decreased by $0.9 million, or 18.3%, as a result of cost reduction initiatives. ITL depreciation and amortization decreased by 49.4%, or $1.6 million, based primarily on the impact of the accounting change pursuant to SFAS No. 142.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155 million of net proceeds. As of June 30, 2002, proceeds of approximately $147 million have been used from this offering to fund acquisitions in the Company's information and publishing businesses. See Note D - ACQUISITIONS for details on fiscal 2002 and 2001 acquisitions. The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes. The Company currently does not have any other agreements, arrangements or understandings with respect to any prospective material acquisitions. Pending such uses, the proceeds will be invested in short-term, investment grade securities.

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

Borrowings under the Credit Facility bear interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the quarter ended June 30, 2002, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of June 30, 2002, the Company was in compliance with all covenants. The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries. The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

Cash and equivalents, including short-term investments, totaled $52.4 million at June 30, 2002, compared to $56.4 million at December 31, 2001. Excluding cash, cash equivalents and short-term investments, the Company had a working capital deficit of $(7.8) million at June 30, 2002 compared to a working capital deficit of $(6.6) million at December 31, 2001. The Company receives patent annuity payments and subscription payments in advance and is, therefore, expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at June 30, 2002 are obligations related to patent annuity payments and deferred revenue of approximately $41.1 million.

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash generated from operating activities was $13.6 million for the six months ended June 30, 2002, derived from net income of $5.9 million plus non-cash charges of $9.4 million less a decrease in operating assets and liabilities of $1.7 million. The overall decrease in operating assets and liabilities is primarily due to the timing of and the increase in the number of patent annuity payments, and an increase in income tax liabilities offset primarily by a decrease in accrued expenses related to acquisition deal costs for Liquent.

Cash used in investing activities was $15.0 million for the six months ended June 30, 2002 primarily due to acquisition costs for Aurigin of $14.0 million (See Note D - ACQUISITIONS). Spending related to capital expenditures, including pre-publication costs and capitalized software, was $4.2 million in the first half of 2002. Excluding acquisitions of businesses, the Company's existing operations are not capital intensive.

Cash generated from financing activities was $0.5 million for the six months ended June 30, 2002, primarily due to net cash proceeds received from the issuance of common stock from stock option exercises. The Company has no outstanding debt obligations as of June 30, 2002 related to the Credit Facility.

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

                            INFORMATION HOLDINGS INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are disclosed in the Company's 2001 Annual Report on Form 10-K. There have been no material changes to these policies during the first six months of fiscal 2002.

FORWARD-LOOKING STATEMENTS

Certain statements in this report contain forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, and intentions that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company's disclosures under the heading IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS contained in the Company's 2001 Annual Report on Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK - The Company may be subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of June 30, 2002, the Company had no outstanding borrowings under the Credit Facility.

FOREIGN CURRENCY EXCHANGE RATE RISK - The financial statements of the Company's foreign subsidiaries are translated from the local currency into U.S. dollars. Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar and translation adjustments are accumulated in a separate component of stockholders' equity. Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income. As such, the Company's operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro. Foreign exchange translation losses for the three and six months ended June 30, 2002 were $299,000 and $134,000, respectively.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At June 30, 2002, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $15,735,000. Realized gains and losses relating to the forward contracts were immaterial for the quarter ended June 30, 2002.

The Company does not use derivative financial instruments for trading purposes.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   The following report relates to the Company's secondary public stock offering:

   Commission file number of registration statement:                                            333-30202
   Effective Date:                                                                         March 14, 2000

   Expenses incurred through June 30, 2002:
        Underwriting discounts                                                         $        8,595,000
        Other expenses                                                                 $          522,000
        Total expenses                                                                 $        9,117,000

   Application of proceeds through June 30, 2002:
        Acquisitions of businesses, titles and equity interests                        $      147,476,000
        Temporary investments                                                          $        7,524,000
        (Commercial paper and money market funds)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   At the Company's Annual Meeting of Stockholders on April 29, 2002 a total of 18,061,777 shares, or 83% of outstanding shares, were represented and entitled to vote.

   (a)  The following members were elected to the Board of Directors:

                                                                 Total Vote For               Total Vote Withheld
                                                                 Each Director                From Each Director
                                                                 --------------               -------------------
        Michael E. Danzinger                                      17,894,867                       166,910
        David R. Haas                                             17,895,612                       166,165
        Sidney Lapidus                                            17,874,228                       187,549
        David E. Libowitz                                         17,826,099                       235,678
        John R. Purcell                                           17,895,412                       166,365
        Mason P. Slaine                                           16,383,241                     1,678,536

   (b)  The following proposal was approved:

   The amendment to the 1998 Stock Option Plan.

        Affirmative Votes                                          16,618,405
        Negative Votes                                              1,431,835
        Abstain                                                        11,534

   (c)  The following proposal was approved:

   Ratification of Ernst & Young LLP as the independent public accountants for the Company for the 2002 fiscal year.


        Affirmative Votes                                          17,827,391
        Negative Votes                                                233,556
        Abstain                                                           830

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (b)  Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

   (c)  Exhibits

        10.1 Employment agreement, dated as of April 30, 2002, between Information Holdings Inc. and Mason Slaine
        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFORMATION HOLDINGS INC.


Date: August 14, 2002             By:/s/ Vincent A. Chippari
                                     ----------------------
                                   Vincent A. Chippari
                                   Executive Vice President and Chief Financial
                                   Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer