Form 10-Q
period 2002-09-30
INFORMATION HOLDINGS INC
filed 2002-11-14
CIK 1063744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        September 30, 2002

Commission File Number:                1-14371

INFORMATION HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1518007
(State of incorporation)	(IRS Employer Identification Number)

2777 Summer Street, Suite 209
Stamford, Connecticut	06905
(Address of principal executive offices)	(Zip Code)

(203) 961-9106

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☐  Yes   ☒  No

As of September 30, 2002, there were 21,815,677 shares of the Company’s common stock, par value $0.01 per share outstanding.

INFORMATION HOLDINGS INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets As of September 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

Quarterly Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$48,624	$38,612
Short-term investments	9,754	17,762
Accounts receivable (net of allowance for doubtful accounts and sales returns of $4,414 and $3,273, respectively)	39,425	35,130
Inventories	7,240	7,323
Prepaid expenses and other current assets	6,564	7,268
Deferred income taxes	3,423	3,423
Total current assets	115,030	109,518
Property and equipment, net	8,750	9,868
Pre-publication costs (net of accumulated amortization of $8,192 and $5,758, respectively)	5,151	4,750
Identified intangible assets, net	102,246	111,463
Goodwill (net of accumulated amortization of $7,075 and $6,624, respectively)	118,947	102,666
Other assets	6,256	8,292

TOTAL	$356,380	$346,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$537	$490
Accounts payable	32,690	21,598
Accrued expenses	11,586	17,793
Royalties payable	1,602	1,625
Deferred revenue	18,567	18,293
Total current liabilities	64,982	59,799

Capital leases	1,550	1,959
Deferred income taxes	15,073	16,826
Other long-term liabilities	791	1,023
Total liabilities	82,396	79,607

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding 21,815,677 shares at September 30, 2002 and 21,758,052 shares at December 31, 2001	218	218
Additional paid-in capital	247,026	245,911
Retained earnings	26,636	20,821
Accumulated other comprehensive income	104	—
Total stockholders’ equity	273,984	266,950

TOTAL	$356,380	$346,557

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$34,585	$26,427	$103,518	$75,985

Cost of sales	10,676	6,998	30,556	18,540

Gross profit	23,909	19,429	72,962	57,445

Operating expenses:

Selling, general and administrative	16,885	12,754	48,445	36,310

Depreciation and amortization	4,322	4,768	12,873	13,366

Impairment of long-lived assets	3,063	—	3,063	—

Total operating expenses	24,270	17,522	64,381	49,676

(Loss) income from operations	(361)	1,907	8,581	7,769

Other income (expense):

Interest income	235	813	766	3,515

Interest expense	(131)	(135)	(402)	(407)

Other income	11	3	8	—

(Loss) income before income taxes	(246)	2,588	8,953	10,877

(Benefit from) provision for income taxes	(179)	1,120	3,138	4,501

Net (loss) income	$(67)	$1,468	$5,815	$6,376

Basic and diluted earnings per common share amounts:

Net income	$0.00	$0.07	$0.27	$0.29

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,815	$6,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,368	2,389
Amortization of goodwill	—	3,429
Amortization of other intangible assets	8,505	7,548
Amortization of pre-publication costs	2,478	2,124
Change in non-current deferred income tax liabilities	(1,238)	(808)
Impairment of long-lived assets	3,063	—
Other	173	104
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable, net	(3,579)	(1,451)
Decrease (increase) in inventories	83	(358)
Decrease (increase) in prepaid and other current assets	1,045	(1,065)
Increase (decrease) in accounts payable and accrued expenses	1,628	(6,653)
Income tax benefit from stock options exercised	329	830
Decrease (increase) in income taxes receivable	1,460	(2,995)
Decrease in deferred revenue	(1,381)	(2,273)
Net change in other assets and liabilities	(668)	(512)
Net Cash Provided by Operating Activities	22,081	6,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses and equity interests	(14,043)	(36,881)
Purchases of property and equipment	(2,314)	(3,287)
Investment in pre-publication costs	(2,881)	(2,490)
Sales (purchases) of short-term investments	8,008	(98)
Capitalized internal-use software	(728)	(804)
Capitalized software development costs	(589)	—
Proceeds from disposal of property and equipment	54	5
Net Cash Used in Investing Activities	(12,493)	(43,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from stock options exercised	786	1,991
Principal payments on capital leases	(362)	(228)
Net Cash Provided by Financing Activities	424	1,763
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	10,012	(35,107)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	38,612	96,375

CASH AND EQUIVALENTS AT END OF PERIOD	$48,624	$61,268

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.            BASIS OF PRESENTATION

The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 2001 has been derived from IHI’s Annual Report on Form 10-K for the year then ended.  All other consolidated financial statements contained herein have been prepared by IHI and are unaudited.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and the notes thereto contained in IHI’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of September 30, 2002, and the consolidated results of operations and cash flows for the periods presented herein.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Certain reclassifications have been made to the financial statements of the prior period to conform to the September 30, 2002 presentation.

B.            INVENTORIES

Inventories, consisting primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market.  Shipping costs, which consist of transportation costs associated with the delivery of the Company’s products to customers, and handling costs are included in cost of sales.  The vast majority of inventories are books, which are reviewed monthly on a title-by-title basis for salability.  The cost of inventory determined to be impaired is charged to income in the period of determination.

C.            IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against their current fair values.  If the Company determines, based on such measures, that the carrying amount is impaired, the assets will be written down to its recoverable value with a corresponding charge to earnings.

During 2001 the Company acquired a 49% interest in GSI Office Management GmbH (GSI), based in Germany, a provider of intellectual property management software.  In the third quarter of 2002, the Company determined that the value of its investment in GSI was impaired due to the inability of GSI to generate significant revenues.  The Company recorded a charge of $3,063,000 to the Company’s intellectual properties businesses to write down the entire carrying amount of the investment.

D.            EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2002	2001	2002	2001

Basic:
Net (loss) income	$(67)	$1,468	$5,815	$6,376
Average common shares outstanding	21,814	21,739	21,794	21,662

Basic EPS	$0.00	$0.07	$0.27	$0.29
Diluted:
Net (loss) income	$(67)	$1,468	$5,815	$6,376

Average common shares outstanding	21,814	21,739	21,794	21,662
Net effect of dilutive stock options – based on the treasury stock method	—	114	138	119

Total	21,814	21,853	21,932	21,781

Diluted EPS	$0.00	$0.07	$0.27	$0.29

During the first nine months of 2002, employees exercised stock options to acquire 57,625 shares at an exercise price of between $12.00 and $21.09 per share.  For the three and nine months ended September 30, 2002 and 2001, 1,131,832 and 703,398 stock options and 590,768 and 580,768 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

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

On December 20, 2001, the Company completed a tender offer and acquired all of the outstanding common shares of Liquent, Inc. (Liquent) for cash consideration equal to $2.27 per share, or approximately $41,100,000.  Liquent is a leading provider of software and service solutions that aid in content assembly and publishing for the life sciences industry.  The purchase price was allocated to net tangible assets of $6,026,000, identified intangible assets of $6,790,000 and non-deductible goodwill of $25,875,000.  The Company has obtained an independent appraisal of the fair value of the identified intangible assets and their remaining useful lives.  The Company also recorded a deferred income tax asset as a result of Liquent’s net operating loss carryforwards of $5,010,000, offset by a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $2,565,000.

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

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company’s results of operations from their respective date of acquisition.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, no goodwill amortization was recorded for acquisitions after June 30, 2001, which includes Liquent and Aurigin.

The following unaudited pro forma information presents the results of operations of the Company, as if the 2002 acquisition of Aurigin and the 2001 acquisitions of IDRAC and Liquent had taken place as of January 1, 2001, is as follows:

Three Months Ended September 30,

Nine Months Ended September 30,

(In thousands, except per share data)	2001	2002	2001

Revenues	$35,108	$105,598	$99,024
Net (loss) income	$(1,021)	$5,672	$(3,965)
Basic (loss) earnings per common share	$(0.05)	$0.26	$(0.18)
Diluted (loss) earnings per common share	$(0.05)	$0.26	$(0.18)

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

The following unaudited reconciliation presents pro forma net income, basic and diluted EPS as if SFAS No. 142 had been adopted on January 1, 2001, is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,

(In thousands, except per share data)

2001

2001

Reported net income	$1,468	$6,376
Adjustment for goodwill amortization, net of tax	865	2,467
Adjustment for trademark and tradename amortization, net of tax	78	233
Pro forma net income	$2,411	$9,076

Basic and diluted earnings per common share:
As reported	$0.07	$0.29
Pro forma	$0.11	$0.42

Identified intangible assets and goodwill subject to amortization consisted of the following (in thousands):

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (Years)
Trademarks and tradenames	$11,469	$2,463	$9,006	6-20
Publishing rights	23,571	5,629	17,942	7-20
Customer lists and relationships	46,548	9,941	36,607	10-20
Databases and content	27,400	6,741	20,659	5-20
Other identified intangibles	11,714	2,489	9,225	3-20
	$120,702	$27,263	$93,439

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (Years)
Trademarks and tradenames	$21,129	$2,792	$18,337	6-20
Publishing rights	23,572	4,611	18,961	7-20
Customer lists and relationships	46,548	7,039	39,509	10-20
Databases and content	27,400	4,479	22,921	5-20
Other identified intangibles	20,531	8,796	11,735	2-20
	139,180	27,717	111,463
Goodwill subject to amortization	82,367	6,624	75,743	10-20
	$221,547	$34,341	$187,206

Total amortization expense of goodwill and identified intangible assets amounted to $8,505,000 and $15,252,000 for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

During the first nine months of 2002, the Company removed from its Balance Sheet fully amortized other identified intangibles with a cost of approximately $7,300,000.

Identified intangible assets and goodwill not subject to amortization consisted of the following (in thousands):

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Balance
Trademarks and tradenames	$10,000	$1,193	$8,807
Goodwill	126,022	7,075	118,947
	$136,022	$8,268	$127,754

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	$26,923	$—	$26,923

Annual pretax amortization for identified intangible assets over the next five years is estimated to be as follows (in thousands):

Year ending September 30,

2003	$11,380
2004	$11,049
2005	$10,661
2006	$9,378
2007	$8,862

The following table sumarizes the change in the carrying amount of goodwill for the periods indicated (in thousands):

	Nine Months Ended September 30,	Twelve Months Ended December 31,

(In thousands, except per share data)

2002

2001

Beginning balance	$102,666	$61,272
Net change from acquisitions	14,487	46,729
Amortization expense	—	(5,002)
Reclassification of assembled workforce, net	1,834	—
Other	(40)	(333)
Total	$118,947	$102,666

G.                                    SEGMENT INFORMATION

The Company has three reportable segments: intellectual property (IP), scientific and technology information (STI) and information technology learning (ITL).  The intellectual property segment, which includes MicroPatent, Master Data Center, Liquent and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The scientific and technology information segment is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business.  The information technology learning segment is Transcender, which is a leading online provider of IT certification test-preparation products.

Transfers between geographic areas are recorded at agreed upon prices and intercompany revenue and profits are eliminated.

The following tables set forth the information for the Company’s reportable segments based on the nature of the products and services offered for the periods indicated:

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Segment			Segment
	IP	STI	ITL	IP	STI	ITL
(In thousands)

Revenues from external customers	$18,868	$12,922	$2,795	$10,619	$10,994	$4,814
EBITDA	2,083	3,074	697	3,962	2,384	2,002
Operating (loss) income	(672)	1,444	(165)	1,482	925	355
Segment assets excluding goodwill	139,052	53,396	10,967	104,592	54,581	15,328
Goodwill, net	69,479	5,868	43,600	28,337	1,108	43,838

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Segment			Segment
	IP	STI	ITL	IP	STI	ITL
(In thousands)

Revenues from external customers	$57,242	$36,842	$9,434	$29,293	$29,581	$17,111
EBITDA	15,053	9,147	2,763	10,657	6,588	8,502
Operating income	6,916	4,378	247	3,948	2,739	3,584
Segment assets excluding goodwill	139,052	53,396	10,967	104,592	54,581	15,328
Goodwill, net	69,479	5,868	43,600	28,337	1,108	43,838

A reconciliation of combined EBITDA for the intellectual property, scientific and technology information, and information technology learning segments to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001

Total EBITDA for reportable segments	$5,854	$8,348	$26,963	$25,747
Corporate expenses	(963)	(850)	(2,945)	(2,488)
Interest income, net	104	678	364	3,108
Depreciation and amortization (1) (2)	(5,241)	(5,588)	(15,429)	(15,490)
(Loss) income before income taxes	$(246)	$2,588	$8,953	$10,877

(1)               Depreciation and amortization includes $919,000 and $820,000 of amortization of pre-publication costs and capitalized software development costs, included in operations in cost of sales for each of the three month periods ended September 30, 2002 and 2001, respectively.

(2)               Depreciation and amortization includes $2,556,000 and $2,124,000 of amortization of pre-publication costs and capitalized software development costs, included in operations in cost of sales for each of the nine month periods ended September 30, 2002 and 2001, respectively.

H.            COMPREHENSIVE INCOME

The following table is a reconciliation of the Company’s net (loss) income to comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001

Net (loss) income	$(67)	$1,468	$5,815	$6,376
Other comprehensive income, net of tax:
Foreign currency translation adjustment	145	77	64	7

Comprehensive income	$78	$1,545	$5,879	$6,383

I.              SUBSEQUENT EVENT

On October 28, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to $30,000,000 of its common stock.  The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the Securities and Exchange Commission.  The authorization to repurchase the Company’s common stock will remain in effect until the Company’s Chief Executive Officer deems it appropriate to terminate the repurchase program.  As of November 14, 2002, the Company repurchased a total of 381,900 shares of common stock pursuant to the repurchase authorization at a total cost of $5,208,250.  All such repurchased shares are being held as treasury stock.

INFORMATION HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the Company for the three and nine months ended September 30, 2002 and 2001.  This review should be read in conjunction with the consolidated financial statements and notes presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2001 Annual Report on Form 10-K.

Overview

Impact of Acquisitions and Outlook

A component of the Company’s growth strategy is to pursue acquisitions in attractive niche markets where opportunities exist to internally grow the acquired companies’ revenues and increase profitability through operating efficiencies.  Since beginning operations in January 1997, the Company has completed fourteen strategic acquisitions, including eight in the intellectual property area, five in scientific and technology information and one in the information technology learning market, as well as some minor acquisitions.  The Company may actively seek acquisitions that will further the Company’s growth and operating strategies.  As the Company acquires additional companies, its sales mix, market focus, cost structure and operating leverage may change significantly.  Consequently, the Company’s historical and future results of operations reflect and will reflect the impact of acquisitions from the date of acquisition, and period-to-period comparisons may not be meaningful in some respects.  Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

Consolidated Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The Company reported a net loss of ($0.1) million, or $0.00 per diluted common share, for the third quarter of 2002 compared with net income of $1.5 million, or $0.07 per diluted common share, in the third quarter of 2001.  Results for the third quarter of 2001 include amortization of goodwill and certain other acquired intangible assets of approximately $0.9 million, net of tax.  Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing goodwill as well as certain other acquired intangible assets.  Excluding amortization of these items, net income for the three months ended September 30, 2001 would have been $2.4 million, or $0.11 per diluted common share, compared with net loss of ($0.1) million, or $0.00 per diluted common share, for the third quarter of 2002.  During the third quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $3.1 million related to its investment in GSI Office Management GmbH (the GSI Charge).  This charge reduced net income by approximately $1.9 million, or $0.09 per common share.  See Note C — Impairment of Long-Lived Assets.

The overall decrease in third quarter 2002 earnings from the prior year was due primarily to the GSI Charge, decreased earnings in the Company’s ITL segment, increased depreciation related to capital expenditures, increased amortization of acquired intangible assets and lower interest income.  These factors were partially offset by increased gross profits in the Company’s IP and STI segments, including both a positive impact from businesses acquired in 2001 and growth in core businesses and the impact of the accounting change pursuant to SFAS No. 142.

Net interest income (expense) decreased to $0.1 million from $0.7 million due primarily to the use of cash from the secondary public stock offering to acquire businesses during 2001 and 2002.  See Note E - Acquisitions.  Additionally, the average interest rate decreased to 1.8% in the third quarter of 2002 from 3.6% in the comparable prior year period.

The benefit (provision) for income taxes as a percentage of pre-tax (loss) income for the three months ended September 30, 2002 was 72.8%, compared to (43.3%) for the third quarter of 2001, due primarily to the adoption of SFAS No. 142, which eliminates goodwill amortization, a significant amount of which was not tax-deductible.  Additionally, the Company was also subject to foreign taxes during the third quarter of 2002 and 2001, which were immaterial in both periods.

Segment Review

Intellectual Property (IP)

IP revenue for the third quarter of 2002 increased 77.7%, or $8.3 million, to $18.9 million compared to $10.6 million in the comparable period in 2001.  The increase in revenues includes $1.3 million of revenues from Aurigin products acquired in 2002 and an increase of $7.2 million in revenue at Liquent-IDRAC, primarily as a result of the acquisition of Liquent in fiscal 2001.  Other IP revenues declined slightly in the period, with increases in IP management revenues offset by decreased revenue in variable demand revenues, such as patent downloads.  Operating income decreased 145.3%, or $2.2 million, to a loss of ($0.7) million for 2002, compared to $1.5 million of operating income in the prior year quarter.  The decrease includes the GSI Charge, partially offset by an increase of $0.9 million at Liquent-IDRAC.  IP cost of sales, expressed as a percentage of revenues, increased from 29.3% to 31.0%, due primarily to the inclusion of Liquent in fiscal 2002 results.  Selling, general and administrative (S,G&A) expenses increased $4.4 million or 123.1%, due primarily to the expenses of Liquent and Aurigin, businesses acquired in December 2001 and in May 2002, respectively.  IP depreciation and amortization increased $0.2 million, or 9.2%, primarily as a result of the amortization of intangible assets and depreciation of purchased equipment related to the above acquisitions, partially offset by the impact of the accounting change pursuant to SFAS No. 142.

Scientific and Technology Information (STI)

STI revenue for the third quarter of 2002 increased 17.5%, or $1.9 million, to $12.9 million from $11.0 million in the comparable period in 2001.  The revenue increase includes an increase of $0.9 million in worldwide reference product sales at CRC Press and an increase of $1.1 million at Parthenon Press, including an increase of approximately $0.7 million in its medical communications division.  Operating income increased 56.1%, or $0.5 million, to $1.4 million for 2002, compared to $0.9 million in the prior year quarter, due primarily to contributions from increased revenues.  STI cost of sales, expressed as a percentage of revenues, increased from 32.7% to 35.7%, due primarily to increased contributions from Parthenon Press, which has lower gross margins than CRC Press.  S,G&A expenses increased $0.2 million, or 4.2%, while depreciation and amortization increased $0.2 million, or 23.5%, primarily as result of depreciation on capitalized software.

Information Technology Learning (ITL)

ITL revenue for the third quarter of 2002 decreased 41.9%, or $2.0 million, to $2.8 million compared to $4.8 million in the comparable period in 2001.  The revenue decline is a result of continued difficult overall market conditions in information technology and a lack of significant new certifications by major software companies in recent months.  Cost of sales, expressed as a percentage of revenues, increased from 6.1% to 7.7%.  S,G&A expenses decreased by $0.6 million, or 23.7% to $1.9 million from $2.5 million as a result of cost reduction initiatives implemented based on current market conditions.  The significant drop in revenue resulted in an operating loss of ($0.2) million in the third quarter of 2002 compared to operating income of $0.3 million for the comparable 2001 period, a decrease of $0.5 million or 146.5%.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company reported net income of $5.8 million, or $0.27 per diluted common share, for the first nine months of 2002 compared with $6.4 million, or $0.29 per diluted common share, in the first nine months of 2001.  Results for the first nine months of 2001 include amortization of goodwill and certain other acquired intangible assets of approximately $2.7 million, net of tax.  Upon adoption of SFAS No. 142, the Company ceased amortizing goodwill as well as certain other acquired intangible assets.  Excluding amortization of these items net income for the nine months ended September 30, 2001 would have been $9.1 million, or $0.41 per diluted common share, compared with $5.8 million, or $0.27 per diluted common share, for the first nine months of 2002.

The overall decrease in earnings in the first nine months of 2002 as compared to the prior year period was due primarily to the GSI Charge, a lower profit contribution in the Company’s ITL segment and lower interest income.  These factors were partially offset by increased gross profits in the Company’s IP and STI segments, including both a positive impact from businesses acquired in 2001 and 2002 and growth in core businesses, coupled with a decrease in the Company’s effective income tax rate.  S,G&A expenses expressed as a percentage of revenues were relatively constant in the periods.  Depreciation and amortization was lower in the period with increases in depreciation related to capital expenditures and amortization of acquired intangible assets, offset by the effect of the adoption of SFAS No. 142.

Net interest income (expense) decreased to $0.4 million for the nine months ended September 30, 2002 from $3.1 million for the corresponding 2001 period, a decrease of $2.7 million or 88.3%, due primarily to the use of cash from the secondary public stock offering to acquire businesses during 2001 and 2002.  See Note E - Acquisitions.  Additionally, the average interest rate decreased to 1.9% in the first nine months of 2002 from 4.6% in the comparable prior year period.

The provision for income taxes as a percentage of pre-tax income for the nine months ended September 30, 2002 was 35.0%, compared to 41.4% for the first nine months of 2001, due primarily to the adoption of SFAS No. 142, which eliminates goodwill amortization, a significant amount of which was not tax-deductible.  Additionally, the Company was also subject to foreign taxes during the first nine months of 2002 and 2001, which were immaterial in both periods.

Segment Review

Intellectual Property (IP)

IP revenue for the first nine months of 2002 increased 95.4%, or $27.9 million, to $57.2 million compared to $29.3 million in the comparable period in 2001.  The increase in revenues includes $1.5 million from internal growth in existing IP information and IP management businesses, $2.2 million of revenues from Aurigin products acquired in 2002 and an increase of $24.2 million in revenue at Liquent-IDRAC, primarily as a result of the acquisition of Liquent in the fourth quarter of fiscal 2001.  Operating income increased 75.2%, or $3.0 million, to $6.9 million for 2002, compared to $3.9 million of operating income in the prior year period.  The increase in operating income includes an increase of $3.7 million at Liquent-IDRAC and a decrease in operating expenses of $0.8 million at LPS Group.  Operating income decreased by $1.6 million in core IP information and IP management businesses as a result of the GSI Charge, partially offset by growth in operating income in core product areas.  IP cost of sales, expressed as a percentage of revenues, increased from 28.7% to 30.1%, due primarily to the inclusion of Liquent in fiscal 2002 results, a business with lower gross margins than the existing IP businesses.  S,G&A expenses increased $11.7 million, or 115%, due primarily to an increase of $11.2 million at Liquent-IDRAC.  Expenses also increased as a result of the acquisition of Aurigin offset by decreased spending levels in the LPS Group.  IP depreciation and amortization increased $1.4 million, or 20.6%, primarily as a result of the amortization of intangible assets and depreciation of purchased equipment related to acquisitions, partially offset by the impact of the accounting change pursuant to SFAS No. 142.

Scientific and Technology Information (STI)

STI revenue for the first nine months of 2002 increased 24.5%, or $7.2 million, to $36.8 million from $29.6 million in the comparable period in 2001.  The revenue increase includes an increase of $1.9 million in reference product sales at CRC Press and an increase of $5.1 million at Parthenon Press, which was acquired in May 2001.  Operating income increased 59.8%, or $1.7 million, to $4.4 million for 2002, compared to $2.7 million in the prior year period, due primarily to contributions from increased revenues. STI cost of sales, expressed as a percentage of revenues, increased from 30.8% to 34.5%, due primarily to increased contributions from Parthenon Press, which has lower gross margins than CRC Press.  S,G&A expenses increased $1.5 million, or 9.1%, to $17.5 million from $16.0 million due primarily to the acquisition of Parthenon Press.  STI depreciation and amortization increased $0.6 million, or 32.8%, primarily as result of amortization of Parthenon Press intangible assets and depreciation on capitalized software.

Information Technology Learning (ITL)

ITL revenue for the first nine months of 2002 decreased 44.9%, or $7.7 million, to $9.4 million compared to $17.1 million in the comparable period in 2001.  The revenue decline is a result of continued difficult overall market conditions in information technology and a lack of significant new certifications by major software companies in recent months.  Cost of sales, expressed as a percentage of revenues, increased from 5.8% to 6.6%.  S,G&A expenses decreased by $1.5 million, or 20.1% to $6.1 million from $7.6 million, as a result of cost reduction initiatives, including reductions in marketing costs and compensation.  ITL depreciation and amortization decreased $2.4 million, or 49.7%, due to the impact of the accounting change pursuant to SFAS No. 142.  Based on these factors, operating income in the first nine months of 2002 decreased by 93.1%, or $3.3 million, to $0.3 million compared to $3.6 million for the prior year period.

Liquidity and Capital Resources

In the first quarter of 2000, the Company sold 4,500,000 shares of its common stock in a public offering and received approximately $155 million of net proceeds.  As of September 30, 2002, proceeds of approximately $147 million have been used from this offering to fund acquisitions in the Company’s information and publishing businesses.  See Note E — Acquisitions for details on fiscal 2002 and 2001 acquisitions.  The remaining net proceeds will be used for general corporate purposes including potential future acquisitions.  The Company recently announced that its Board of Directors authorized the Company to purchase up to $30 million of its common stock.  See Note I — Subsequent Event.  The Company currently does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions.  Pending such uses, the proceeds will be invested in short-term, investment grade securities.

On September 24, 1999, the Company entered into a seven-year revolving credit facility in an amount not to exceed $50,000,000, including a $10,000,000 sub-limit for the issuance of standby letters of credit (the Credit Facility).  Under the terms of the Credit Facility, total commitments were permanently reduced to $45,000,000 at the end of the third year.  Total commitments shall be reduced further to $37,500,000 at the end of the fourth year, $25,000,000 at the end of the fifth year and finally $12,500,000 at the end of the sixth year.  The proceeds from the Credit Facility are to be used to fund acquisitions, to meet short-term working capital needs and for general corporate purposes.

Borrowings under the Credit Facility bear interest at either the higher of the bank’s prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization.  The Company also pays a commitment fee of 0.375% on the unused portion of the Credit Facility.  As of and for the quarter ended September 30, 2002, the Company had no outstanding borrowings under the Credit Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants.  As of September 30, 2002, the Company was in compliance with all covenants.  The Credit Facility is secured by a first priority perfected pledge of all notes and capital stock owned by the Company’s subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions.  Obligations under the Credit Facility will be guaranteed by the Company and its subsidiaries.  The Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

Cash and equivalents, including short-term investments, totaled $58.4 million at September 30, 2002, compared to $56.4 million at December 31, 2001.  Excluding cash, cash equivalents and short-term investments, the Company had a working capital deficit of ($8.3) million at September 30, 2002 compared to a working capital deficit of ($6.6) million at December 31, 2001.  The Company receives patent annuity payments and subscription payments in advance and is, therefore, expected to maintain very low or negative working capital balances, excluding cash.  Included in current liabilities at September 30, 2002 are obligations related to patent annuity payments and deferred revenue of approximately $46.4 million.

Cash generated from operating activities was $22.1 million for the nine months ended September 30, 2002, derived from net income of $5.8 million plus non-cash charges of $17.3 million less an increase in operating assets and liabilities of $1.0 million.  The overall increase in operating assets and liabilities is primarily due to the timing of and the increase in the number of patent annuity billings and payments, and a decrease in income tax liabilities, offset by a decrease in accrued expenses related to acquisition costs for Liquent and Aurigin.

Cash used in investing activities was $12.5 million for the nine months ended September 30, 2002 primarily due to acquisition costs for Aurigin of approximately $14.0 million.  See Note E — Acquisitions.  Spending related to capital expenditures, including pre-publication costs and capitalized software, was $6.5 million in the first nine months of 2002.  Excluding acquisitions of businesses, the Company’s existing operations are not capital intensive.

Cash generated from financing activities was $0.4 million for the nine months ended September 30, 2002, primarily due to net cash proceeds received from the issuance of common stock from stock option exercises.  The Company has no outstanding debt obligations as of September 30, 2002 related to the Credit Facility.

The Company believes that funds generated from operations, together with cash on hand and borrowings available under its Credit Facility will be sufficient to fund the cash requirements of its existing operations for the foreseeable future.  The Company currently has no commitments for material capital expenditures or agreements with respect to any prospective material acquisitions.  The Company may choose to obtain additional capital or financing to consummate future acquisitions.  Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company’s control.

Seasonality

The Company’s business is somewhat seasonal, with revenues typically reaching slightly higher levels during the third and fourth quarters of each calendar year, based on publication schedules and other factors.  In 2001, 28% of the Company’s revenues were generated during the fourth quarter with the first, second and third quarters accounting for 23%, 24% and 25% of revenues, respectively.  In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions and new product launches.

Effects of Inflation

The Company believes that inflation has not had a material impact on the results of operations presented herein.

Critical Accounting Policies

The Company’s accounting policies are disclosed in the Company’s 2001 Annual Report on Form 10-K.  There have been no material changes to these policies during the first nine months of fiscal 2002.

Forward-Looking Statements

Certain statements in this report contain forward-looking statements, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company’s disclosures under the heading Important Factors Relating to Forward-Looking Statements contained in the Company’s 2001 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk - The Company may be subject to market risks arising from changes in interest rates.  Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility.  As of September 30, 2002, the Company had no outstanding borrowings under the Credit Facility.

Foreign Currency Exchange Rate Risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  Foreign exchange translation losses for the three and nine months ended September 30, 2002 were $63,000 and $197,000, respectively.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At September 30, 2002, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $19,861,000.  Realized gains and losses relating to the forward contracts were immaterial for the quarter ended September 30, 2002.

The Company does not use derivative financial instruments for trading purposes.

Item 4.    Control and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds.

The following report relates to the Company’s secondary public stock offering:

Commission file number of registration statement:	333-30202
Effective Date:	March 14, 2000

Expenses incurred through September 30, 2002:
Underwriting discounts	$8,595,000
Other expenses	$522,000
Total expenses	$9,117,000

Application of proceeds through September 30, 2002:
Acquisitions of businesses, titles and equity interests	$147,476,000
Temporary investments	$7,524,000
(Commercial paper and money market funds)

Item 5.           Other Events.

On April 30, 2002, David E. Libowitz resigned from the Company’s Board of Directors, including his position on the compensation committee.  John L. Vogelstein, a partner of Warburg Pincus & Co., the general partner of Warburg, Pincus Ventures, L.P., the Company’s largest stockholder, was elected to the Company’s Board of Directors.

On October 8, 2002, Steven Wolfson resigned as President of the Company’s MicroPatent unit.  Jay Nadler, President of the Company’s Intellectual Property Group, assumed Mr. Wolfson’s responsibilities.

On October 23, 2002, John R. Purcell, one of the Company’s independent directors, resigned from the Company’s Board of Directors, including his position on the audit committee.  Mr. Purcell’s resignation was not the result of any disagreement on matters relating to the Company’s operations, policies or practices, including the policies and practices of the audit committee.

Item 6.    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

99.1   Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2   Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K:

On October 8, 2002, the Company filed a Current Report on Form 8-K reporting that, on May 9, 2002, the Company had completed an acquisition of substantially all of the assets of Aurigin Systems, Inc. (Aurigin) for cash consideration of approximately $14,000,000, including the assumption of certain liabilities.  The Company also noted it was unable to comply with its undertaking to file the required audited financial statements of Aurigin and pro forma condensed consolidated financial statements of the Company.  No audited financial statements for Aurigin for the year ended December 31, 2001 are available, and IHI does not believe it has the ability to obtain them.

On October 29, 2002, the Company filed a Current Report on Form 8-K reporting that the Company’s Board of Directors authorized the Company to repurchase up to Thirty Million dollars ($30,000,000) of its common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.

Date:	November 14, 2002	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer

INFORMATION HOLDINGS INC.

QUARTERLY CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Mason P. Slaine, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Information Holdings Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Mason P. Slaine
Mason P. Slaine
President and Chief Executive Officer

INFORMATION HOLDINGS INC.

QUARTERLY CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Vincent A. Chippari, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Information Holdings Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Vincent A. Chippari
Vincent A. Chippari
Executive Vice President and Chief Financial Officer