Form 10-K
period 2002-12-31
INFORMATION HOLDINGS INC
filed 2003-03-31
CIK 1063744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 1-14371

INFORMATION HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	06-1518007 (IRS Employer Identification No.)
2777 Summer Street, Suite 209 Stamford, Connecticut (Address of principal executive offices)	06905 (Zip Code)
(203) 961-9106 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, par value $0.01 per share	Name of Exchange on Which Registered New York Stock Exchange

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

        YES ☐ NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        YES ☒ NO ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $324,651,000, based upon the June 28, 2002 closing sale price of the common stock of $24.40 as reported by the New York Stock Exchange.

        The number of outstanding shares of Common stock, par value $0.01 of the registrant outstanding as of March 14, 2003 was 21,441,277 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 2002, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

PART I

Item 1.    Business

Overview

        Information Holdings Inc. (IHI or the Company) is a leading provider of information products, software and services to professional end-users in intellectual property (IP), scientific and information technology (IT) learning markets. Since beginning operations in 1997, IHI has grown revenues substantially, both through acquisitions and internal growth. For the year ended December 31, 2002, the Company had revenues of $141.8 million, an increase of 35% over fiscal 2001, and a net loss of $(13.7) million. During 2002, the Company recorded non-cash, after-tax charges of $24.4 million associated with the impairment in carrying values of certain long-lived assets (the Impairment Charges). EBITDA (earnings before interest, taxes, depreciation and amortization), excluding the Impairment Charges, was $36.4 million in fiscal 2002, an increase of 15% over EBITDA in fiscal 2001.

        On February 28, 2003 the Company announced that it reached an agreement to sell its scientific and technical information segment for cash consideration of approximately $95 million. The sale of this segment, which includes the assets of CRC Press and its subsidiaries, is expected to be completed during the second quarter of 2003.

        The Company's Intellectual Property (IP) Group provides a broad array of databases, information products, software and complementary services for IP and regulatory professionals. The IP Group is comprised of three primary business units: MicroPatent, Master Data Center (MDC) and Liquent. MicroPatent, acquired in 1997, is a leading provider of patent and trademark information to IP professionals in corporate and legal markets. MDC, acquired in 1999, provides specialized services and software that enable customers to manage IP portfolios. Liquent, which represents the combination of IDRAC (acquired March 2001) and Liquent (acquired December 2001), provides content assembly, publishing and IP information solutions, primarily to regulatory professionals in the life sciences industry. The Company also has a small IP licensing unit operating as LPS Group. The IP Group provided approximately 55% of IHI's consolidated revenues in fiscal 2002.

        The Company's scientific and technical information segment is comprised of CRC Press and its subsidiaries (CRC). CRC, acquired in 1997, provides information products to professionals in scientific, technical and medical (STM) markets. CRC has acquired several businesses and product lines and provides reference products under imprints including CRC Press, Parthenon Press, Chapman & Hall/CRC, Lewis Publishers, Food Chemical News, Auerbach and St. Lucie Press. CRC Press has significant proprietary content, including a library of approximately 6,000 previously published titles, which generate substantial recurring demand. The scientific and technical information businesses provided 37% of IHI's consolidated revenues in fiscal 2002.

        In November 2000, the Company entered the IT learning market with the acquisition of the assets of Transcender Corporation (Transcender). Transcender provides IT certification test-preparation products, including exam simulations for certifications from major hardware and software providers. Transcender is a leading online provider of test-preparation products for IT professionals, corporations, learning centers and universities. IT learning revenues provided 8% of the Company's consolidated revenues in fiscal 2002.

        See Note 15 of the Notes to Consolidated Financial Statements for additional business segment information.

        The Company's financial information, including the information contained in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above mentioned reports may be viewed on the Internet at www.informationholdings.com. Copies are also available, without charge, from the Company. Alternatively, reports filed with the Securities and

Exchange Commission (the SEC) may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC's Internet site at www.sec.gov.

Markets

Intellectual Property

        The Company provides products and services in several areas within the IP market, including patent and trademark information, patent and trademark management services and regulatory and IP information solutions for drugs and biologics. These markets are difficult to quantify with precision because of a lack of third party market information, free services from governmental authorities and the level of services performed "in-house" by corporations and law firms. The Company believes that IP markets in general are large, dynamic and growing. Growth will continue to be fueled by increasing awareness of intellectual property as a corporate asset, greater enforcement of intellectual property rights on a worldwide basis, increasing intellectual property filings and an increasing pace of innovation.

        The Company estimates that current annual revenue in the market for search and retrieval of patent information is more than $350 million. This market includes primary information, which is the actual full text and images of patent documents, and secondary information, which consists of abstracts and indexes of patent information. While the market for secondary information is the larger component of the patent information market, the Company believes that the primary information market is growing at a faster rate than the market for secondary information. Historically, patent information was researched using secondary information providers due to the complexity of finding and reviewing lengthy and complicated patent documents from diverse sources. In recent years, however, the primary information market has experienced strong growth based on the development of technologies that enable storage, searching and high value-added analytical review. The Company has recently released a new product, MicroPatent's Patent Index Database, to compete more directly in the secondary information market. Management believes that the Company is the largest commercial provider of primary patent information and related services on a worldwide basis.

        The Company estimates that current annual revenue in the market for outsourced patent and trademark management services approximates $100 million. The market is primarily comprised of license revenues generated for IP portfolio management software and revenues generated from payment services. This excludes the potential market associated with organizations that perform these functions "in-house". Consistent market growth has been fueled by the increasing number of active patents and trademarks, increasing complexity associated with managing IP portfolios, greater interest in maintaining and enforcing IP rights and increasing levels of outsourcing to firms with industry expertise, such as MDC. The market is currently fragmented, and management believes that MDC is the leading provider of patent and trademark management services in the U.S. market.

        The Company believes that an opportunity exists in the overall IP market for enterprise-wide workflow solutions that will enable major corporate users to conduct IP research and analysis, manage IP portfolios and support decision making within the R&D, IP management, licensing, legal, market research, competitive intelligence and business development areas. The Company believes that such opportunities will serve to increase the size of addressable IP markets. The Company currently has an intellectual property asset management solution (IAM) in development, combining the information and analytics of its MicroPatent unit and MDC's management software.

        The Company estimates that current annual revenue in the market for outsourced content assembly, publishing, and regulatory and IP information solutions in the life science industry approximates $50-100 million. This excludes the potential market associated with organizations that perform these functions "in-house". The Company believes that Liquent is the largest worldwide provider of such solutions, both with respect to content assembly and publishing software and regulatory databases. The following factors are expected to lead to strong growth in the primary market for Liquent's products:

  •
  Significant levels of research and development spending by companies in the life sciences industry;

  •
  Life science company needs for products that increase the efficiency of technical documentation, enable re-use of information throughout an enterprise and reduce "time-to-market" for new products;

  •
  Regulatory initiatives that will require electronic submissions of document-intensive filings, such as new drug applications; and

  •
  Technological advancements enabling higher levels of electronic document management and integration with other systems.

        Liquent's products are also useful in additional document-intensive markets for assembly and publishing of items such as technical manuals, bids, proposals and marketing materials, as well as archival and storage of intellectual property through XML solutions. Liquent reaches these markets primarily through reseller arrangements.

Scientific and Technical Information

        The Company provides information products in selected niches of the professional information market. These products generally fall into the STM areas, a market estimated to exceed $7 billion according to the annual Veronis Suhler Communications Industry Forecast. The expected completion of the sale of CRC Press in the second quarter of 2003 will mark the Company's exit from the traditional STM publishing market.

        The professional market has hundreds of niche information areas and individual titles are generally unique. As a result, there is often little competition for specific titles. CRC Press targets end-users, mostly professionals, with high-end, specialized information products. CRC Press' information products are focused in areas with significant numbers of end-users, such as chemists, engineers, mathematicians, physicians, technology professionals and environmental scientists. These end-users are generally not price sensitive due to the critical nature of the information. Historically, the market has been geared toward print products, including books, journals and newsletters, with electronic products increasing in significance in recent years.

IT Learning

        The Company sells products within a component of the multi-billion dollar IT certification/test-preparation market. Transcender competes in the test-preparation market, which the Company currently estimates has revenue of $0.5-$1.0 billion annually. Within this segment, there is further segmentation between instructor-led certification training (ILT), video training products, print-based exam preparation products and electronic exam simulation products. The Company believes Transcender is the market leader in electronic exam simulation products and it has recently entered the CD-based video training segment.

        The certification market is generally fueled by the number of IT professionals and the number of certification exams. As of February 2003, Microsoft estimated that there were 1.4 million professionals certified in Microsoft products. The Company believes there are over 2 million certified IT professionals overall. The largest sponsors of IT certifications are Microsoft, Cisco, Novell and CompTIA.

        In the past two years, the general IT markets have been negatively impacted by overall economic conditions and reduced corporate spending levels. While Transcender believes this has had the most impact on the ILT segment of the market, it has had a clear impact on volumes of the electronic exam simulation market, resulting in reduced revenue levels at Transcender. The certification market has also been impacted by unfavorable product cycles. Specifically, there have been no major product releases entailing significant certifications since Windows 2000. However, the roll-out of Microsoft's.NET certification series during 2003 is expected to have a positive impact on the market. In the long-term, Transcender continues to anticipate growth in the IT certification market based on several factors, including continual advances in technology, growth in IT employment levels, increases in technology-based corporate training, growth in the number of certifications, re-certifications and multiple certifications and insufficient college-level training.

Products

IP Products and Services

        The Company's IP Group operates through three primary businesses that provide patent and trademark information products; IP management services; and content assembly, regulatory and IP solutions. The IP Group in total provided 55% of consolidated revenues in 2002.

Patent and Trademark Information Services

        With over 36 million patent documents in digital format and unique, proprietary, state-of-the-art searching and analytical software, the Company believes it offers the most comprehensive primary patent information service in the world for both document images and searchable full text. The Company also provides a trademark search service that enables users to search U.S. federal, U.S. state, domain name, common law and foreign trademarks over the Internet. Information assets are supported by sophisticated search software and tools that facilitate the research, analysis, and management of patent information. The primary product offerings in this area are Internet-based searching and document downloading products, sold on either a subscription or pay-per-use basis. There are also customized database and technology applications for major corporations. The patent collection includes all patents ever issued by the United States Patent and Trademark Office (USPTO), the European Patent Office (EPO) and the World Intellectual Property Organization (WIPO), as well as a significant collection of patents from Japan and numerous individual countries in Europe.

        In addition to its core primary patent products, PatentWeb and Aureka, the Company recently launched the MicroPatent Patent Index Database (MPI), which it believes to be the most timely and comprehensive bibliographic database available. MPI contains bibliographic data from 72 countries and patent authorities, with records dating back to 1920 or earlier. The product is designed as a timely, cost-effective alternative to traditional abstracting and indexing services.

        Patent documents and patent file histories are also sold in paper and electronic formats. Selected IP data is also sold to Reed Elsevier, a major information and publishing company, with such information being made available to its online customers in the legal market. The Company also offers professional patent searching services to customers that do not have the in-house expertise to conduct a patent search. Patent and trademark information services provided 19% of consolidated revenues in 2002.

IP Management Services

        The Company's MDC business provides a service that organizes and assists owners of intellectual property, including corporate and legal clients, with the payments of patent annuities and trademark renewals on a worldwide basis. Due to the fact that the rules for filing and maintaining patents and trademarks are fairly complex and vary among the various regulatory authorities around the world, owners of IP in domestic and foreign markets, including many major corporations and law firms, use service providers to track filing and payment requirements and to make these payments on their behalf.

The majority of MDC's revenues come from this service. The service is priced on a per payment basis, with cash received from customers in advance of applicable payment dates. MDC currently processes approximately 330,000 annual payments on behalf of its clients. The service is supported by a proprietary database that includes the current rules for filing and maintenance of patents and trademarks in every major patent jurisdiction in the world.

        In addition, MDC licenses management software in the corporate and legal markets that enables customers to manage, track and report on their intellectual property portfolios. The current primary software product, IP Master, will facilitate integration into the Company's enterprise-wide IAM solution. MDC also provides supplemental services including training, legacy data conversions and software customizations. IP management services provided 9% of consolidated revenues in 2002.

Content Assembly, Regulatory and IP Information Solutions

        The Company's Liquent unit provides products that generally fall into two categories: software solutions and related services that enable users throughout an enterprise to collaborate in the authoring, compilation, distribution, publishing and reuse of information; and database services that provide related information on regulatory guidelines in major pharmaceutical markets worldwide. Liquent's products are used in the life sciences industry and, most predominantly, in large pharmaceutical, biotechnology and contract research organizations.

        The most typical software application is related to the process for preparing and filing new drug applications and biologics licensing applications. The Company's primary software product, CoreDossier, is designed to meet the pre-approval and compliance needs of life science organizations in the process of preparing and filing new drug applications and biologics licensing applications. These regulatory dossiers are complex documents, typically running in excess of 200,000 pages, including legacy documents, spreadsheets, charts, photos, graphs, audio and video files and more. CoreDossier assembles and publishes information from over 150 different native formats. The product improves publication and submission quality with varied output options to regulatory authorities, contract research organizations, vendors and other stakeholders. CoreDossier publishes active and archived documents to standard formats such as paper, web portals, PDF, TIFF and industry-specific standards. The next generation rendering engine for CoreDossier has already been built and is being sold as a stand-alone product called Xtent. Xtent is content middleware that will convert over 150 different native formats into XML. The Xtent technology will be a core component of Liquent's next generation software product, Insight. Insight is a major product development expected to be completed during the second half of 2003. This product will be suitable for use on an enterprise-wide basis and will enable life science businesses to comply with new regulatory initiatives being enacted in 2003 and 2004. Software products are typically licensed to customers, with paid annual maintenance provided as an annual subscription.

        Liquent also offers a full suite of consulting and outsourcing resources for our life science customers. Services include implementation consulting and customization of software solutions, education and end-user training, technical support and comprehensive services to prepare and publish large compound documents on an outsourced basis. Consulting services are generally priced on a time and materials basis, with certain outsourcing services priced on a fixed fee basis. The process of registering a new therapeutic drug is highly complex and varies between jurisdictions worldwide. Liquent's database service provides the rules and regulations for registering new drugs in 30 different jurisdictions worldwide. The product is sold on an annual subscription basis, most commonly accessed via the Internet.

        Content assembly and related products provided 25% of consolidated revenues in 2002.

Scientific and Technical Information

        CRC's products and services can be segmented in three general categories: Reference Products, Subscription Services and Parthenon Medical Communications. Revenues from this segment provided 37% of consolidated revenues in 2002.

Reference Products—Book Publishing

        The majority of revenues in the scientific and technology information segment are derived from reference product publishing. CRC publications have well-established positions in several niche STM markets. Many individual products are the top-selling titles in their respective sectors. CRC's high-end, specialized information is aimed at professional end-users and focuses primarily in the following areas:

  •
  Life science (biology, neurology, pathology, forensics, food science, marine science);

  •
  Hard sciences (chemistry, physics, mathematics, statistics, engineering);

  •
  Clinical medicine (women's health, dermatology); and

  •
  Environmental sciences.

        CRC Press' reference products are generally technical in nature with a practitioner-oriented approach. By targeting professional end-users with a need for high-end information products, CRC is able to achieve premium pricing for its products. Sales tend to be weighted toward the first two years following release and a typical book sells over a four-to-five year period in total. CRC Press has titles that sell for longer periods, as well as titles that have annual editions.

        CRC Press has an extensive backlist of over 6,000 titles, which generates substantial recurring demand. Approximately two-thirds of reference product sales are derived from backlist sales. The Company published 365 new titles in 2002. The Company has strong market positions in chemistry, mathematics, statistics, engineering and environmental science.

Subscription Services

        CRC Press offers subscription-based products including journals, newsletters, information technology products and electronic database products. Journals are published under the CRC Press and Parthenon Press names; newsletters are produced by CRC Press' FCN (Food Chemical News) unit; information technology products are sold under the Auerbach imprint; and electronic database products are provided under CRC Press and Chapman & Hall/CRC. Database products are focused in areas where CRC has significant proprietary content such as chemistry and engineering.

Medical Communications

        CRC's Parthenon Press unit provides products and services to pharmaceutical companies to assist in the dissemination of information about a particular drug or therapeutic area. Specific products include education materials; organizational services for meetings and symposia; specialized publishing materials such as medical atlases, writing of scientific manuscripts and abstracts; and training and development programs.

IT Learning

        The Company's Transcender unit provides information products to prepare IT professionals for certification exams. Transcender believes it provides the most sophisticated and realistic exam simulations on the market. The Company's core products fall in the TranscenderCert series of exam simulations. This platform provides realistic questions, detailed answer explanations, documentation references, score reporting, a custom exam feature, a random exam feature, a computer adaptive testing feature and online assistance. TranscenderCert products are accompanied by TranscenderFlash products, which are quiz-format review products to assess basic knowledge. The Cert products are also sold in various bundled packages and on a site license basis to corporations. Transcender recently began releasing a series of CD-based video certification products, the TransTrainer series. Designed to complement the Cert and Flash products, the CD products provide concise, step-by-step introductory explanations of exam topics with on screen demonstrations and examples.

        The Company currently offers 69 Cert products at individual prices ranging from $59-$239. There are also 33 bundled packages available that range in price from $99 to approximately $4,000. There are currently seven TransTrainer products available at $89-$129 each, with multiple additional CDs currently in development.

Customers

Intellectual Property

        The Company's IP products and services are sold primarily to major corporations and law firms in the IP market. The Company has long-standing relationships with a significant number of customers and its subscription-based IP products have renewal rates of 90-100%. Customers include corporations in all major industries, with a particular concentration in the chemical, pharmaceutical, technology, manufacturing and packaged goods areas. In addition to the corporate customer base, customers include the majority of the major intellectual property law firms in the U.S. The Company has more than 200 IP customers contributing over $50,000 in revenue per annum, although no individual customer provides a significant percentage of revenue. Major customers in the IP Group include Philips Electronics, Novartis, Procter & Gamble, Pfizer, Exxon/Mobil, Eli Lilly, DuPont, 3M, Ford, Motorola, GlaxoSmithKline, Hewlett Packard, Dow Chemical, Johnson & Johnson, General Motors, Bristol-Myers Squibb, Aventis, General Electric, Eastman Kodak, AstraZeneca, Corning, Hitachi, Kimberly-Clark and Nokia. Within the life science industry, the Company currently has 18 of the top 20 pharmaceutical companies as customers. In addition to direct sales to major corporations and law firms, selected IP products are sold to third parties for resale within non-core markets.

Scientific and Technical Information

        Customers in this area are primarily professional end-users, including chemists, mathematicians, engineers, biologists, physicians and information technology professionals. These customers are primarily based in corporations, with additional sales being made to individuals in academic settings, such as research institutions. The Company maintains extensive in-house lists of professionals and academics in the fields and niches in which it publishes. The Company also sells products to virtually all major distributors that serve the STM and broader markets. Significant wholesale and retail customers include Amazon.com, Barnes & Noble, Ingram, Baker & Taylor and J.A. Majors.

IT Learning

        Transcender products are sold to IT professionals in self-study programs, instructor-led training courses, colleges and universities, and in corporations with large IT staffing levels. In addition to individuals, customers for the Company's products include training companies, universities and large corporations. Approximately 63% of Transcender's revenues in 2002 were derived from sales to individual IT professionals, with 37% derived from organizational sales. No individual customer provides a significant percentage of revenues.

Sales, Marketing and Distribution

        IP products and services are sold primarily through an in-house sales force with offices in the United States and Europe. The Company has dedicated sales personnel for patent and trademark information products, patent and trademark management services and regulatory and IP information solutions. Prospects are identified through referrals from existing customers, referrals from patent and trademark offices, leads from trade shows and information requests from sources such as the Internet. Additional international sales are made through a network of distributors in Japan and elsewhere. The Company also sells information products and licenses software products to distributors in the U.S. that resell products outside of core markets, on both a private label and branded basis. At December 31, 2002, the IP Group had a total of 67 employees in sales and marketing, including 47 in the U.S. and 20 in Europe.

        Scientific and technical products are sold primarily through direct response marketing. The Company has an in-house creative services and direct marketing group which designs, manages, and produces direct mail campaigns and other promotional support programs. There is also a small, well-experienced sales force for professional book sales to academic and specialty bookstores, wholesalers, catalogers and associations, as well as sales of site licenses to corporations and academic institutions. The scientific and technical information sales and marketing group has 40 employees, based primarily in the U.S. In addition to direct sales, the Company uses 17 non-exclusive distributors for sales in selected regions outside North America.

        The Company sells IT learning products primarily through direct response marketing, advertising in trade publications, Internet promotions and customer referrals. The Company also has a small in-house sales force for sales to organizations and corporations. Transcender has a total of 19 employees in sales and marketing, all based in the U.S.

Competition

Patent and Trademark Information

        The Company believes it is the largest commercial provider of primary patent information. Competition in this area comes primarily from patent and trademark offices, particularly the USPTO and the EPO. Both offer useful, low-end patent services, primarily geared toward academic users. Patent office products tend to be most useful for those trying to obtain a specific patent, but are generally less useful for research and high-end corporate and legal applications. Traditional secondary information providers include Derwent Information, a unit of the Thomson Corporation (Thomson), and the Chemical Abstract Service (CAS) of the American Chemical Society. These companies have significant revenues in abstracting and indexing services, but were not historically major factors in the primary information sector. Thomson has recently acquired Delphion, which provides primary patent information over the Internet. The major providers of full-search trademark services are Thomson & Thomson, a unit of Thomson, and CCH Corsearch, a unit of Wolters Kluwer.

IP Management Services

        The Company believes it is the largest provider of patent annuity and trademark renewal payment services in the United States. Computer Packages, Inc. is the only significant competitor in the U.S. Computer Patent Annuities (CPA) is the leading provider of payment services in Europe, followed by Dennemeyer. The Company also believes it is the leading provider of IP management software in the U.S. This market is relatively small and fragmented.

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

Scientific and Technical Information

        This market is very large with numerous competitors. While there is competition for sales in a given area or niche, products are generally unique titles sold on an individual basis. The Company also competes for the signing of significant authors. Primary competitors in this area include John Wiley, McGraw-Hill, Reed Elsevier, Blackwell Scientific and Taylor & Francis. These competitors are larger and have greater resources than the Company.

IT Learning

        Direct competitors in the IT certification test-preparation market include Self Test Software and Measure Up, businesses smaller than Transcender that provide Internet and CD-ROM certification training materials. Indirect competitors include ILT organizations, print-based test preparation companies such as Coriolis and broad-based IT training businesses such as SkillSoft, NetG and DigitalThink. Certain of these businesses are larger than Transcender, but are not primarily focused on certification test-preparation. While ILT organizations provide a form of indirect competition, several are customers that supplement instructor training with Transcender products. The industry overall is large and fragmented.

Foreign Operations and Export Sales

        Outside of the United States, the Company has operations based in the United Kingdom and France. The IP Group has offices in the U.K., primarily related to sales and marketing functions, in addition to the European headquarters of Liquent in Paris. The Parthenon Press unit of CRC Press is based in the U.K. and CRC maintains an office in the London area that includes both sales staff and certain editorial employees. Export sales, based on customer location, represented approximately 28% of consolidated revenues for the year ended December 31, 2002, which includes an estimate of IP and IT information delivered over the Internet to recipients outside the U.S.

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

Employees and Labor Relations

        As of December 31, 2002, the Company had 723 employees, consisting of 591 employees in the United States and 132 employees based in England and France. No employees are covered by collective bargaining agreements with labor unions. The Company believes that relations with its employees are good.

Item 2.    Properties

        The Company leases its corporate headquarters, which is located in Stamford, Connecticut, and leases additional office space for its primary domestic operating units in East Haven, Connecticut; Boca Raton, Florida; New York, New York; Southfield, Michigan; Nashville, Tennessee; Cupertino, California; and in Fort Washington, Pennsylvania. The Company also leases office space in several locations related to its European operations in England, including London, Bagshot and Putney, as well as office space in Paris, France. The Company leases warehouse space in Nashville, Tennessee for use by its Transcender unit and Lancaster, England for use by its CRC Press unit. The Company also contracts with third parties for warehousing and distribution services in Troy, Missouri and Andover, England for use by its CRC Press unit. The Company does not own any real property. The Company believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for current business operations, and that suitable additional or alternative space will be available at commercially reasonable terms for future expansion.

Item 3.    Legal Proceedings

        On December 5, 2002 Venturetek, L.P., Richard Elkin, Antoine Bernheim, Stacy Bernheim and Genstar, Ltd., derivatively as shareholders of Rand Publishing Co., Inc. ("Rand") and individually, on their own behalf (the "Plaintiffs") filed a complaint in the Supreme Court of the State of New York against IHI (the "IHI Action"). The complaint alleges that IHI's predecessor, Information Ventures LLC, fraudulently acquired assets or businesses, including businesses acquired prior to the Company's initial public offering in August 1998, that were corporate opportunities of Rand. The complaint also alleges that IHI's taking of the assets or businesses constitutes a "conversion." The Plaintiffs request that all of the IHI shares and options be held in constructive trust for the benefit of the Plaintiffs. The Plaintiffs also seek damages in an amount of approximately $750 million. IHI believes that each of the claims in the complaint is without merit and filed a motion to dismiss the complaint on February 14, 2003. IHI's motion to dismiss states that the complaint fails to state a cause of action against IHI and, even if it does, the claims are barred under the applicable statutes of limitation or on account of the Plaintiffs' laches.

        The Company's President and Chief Executive Officer, Mason P. Slaine, and Michael E. Danziger, a member of the Company's board of directors, are named as defendants in a related action entitled Venturetek, L.P., et al. v. Rand Publishing Co., Inc., et al., also currently pending in the Supreme Court of the State of New York (the "Rand Action"). As in the IHI Action, the Plaintiffs in the Rand Action, proceeding derivatively on behalf of Rand, allege that certain assets or businesses acquired by IHI, including businesses acquired prior to the Company's initial public offering in August 1998, were corporate opportunities usurped from Rand. Plaintiffs allege that Slaine and Danziger breached fiduciary duties allegedly owing to Rand by allowing IHI's predecessor, Information Ventures LLC, to acquire those businesses. Plaintiffs seek, among other remedies, the imposition of a constructive trust over Slaine's and Danziger's shares of IHI as well as compensatory damages against Slaine and Danziger in an amount alleged to be in excess of $150 million.

        From time to time, the Company is a party to other lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations, or net cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "IHI". As of March 14, 2003, there were approximately 2,424 holders of the Company's common stock comprised of 24 record holders and approximately 2,400 beneficial holders. The following table reflects the high and low closing sales prices of the Company's common stock as reported by the NYSE, for the periods indicated.

	2002		2001
Common Stock
	High	Low	High	Low
First Quarter	$29.39	$24.23	$27.25	$19.20
Second Quarter	31.80	23.34	32.30	19.85
Third Quarter	23.75	17.53	33.75	17.65
Fourth Quarter	22.56	12.25	29.83	18.30

Dividend Policy

        The Company has never paid a dividend on its common stock and does not anticipate paying any dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. Prior to its termination in March 2003, the Company's Credit Facility restricted the ability of the Company to pay dividends.

Changes in Securities and Use of Proceeds

        The following report relates to the Company's secondary public stock offering:

Commission file number of registration statement:	333-30202
Effective Date:	March 14, 2000
Expenses incurred through December 31, 2002:
Underwriting discounts	$8,595,000
Other expenses	$522,000
Total expenses	$9,117,000
Application of proceeds through December 31, 2002:
Acquisitions of businesses, titles and equity interests	$147,827,000
Temporary investments (Commercial paper and money market funds)	$7,173,000

Item 6.    Selected Financial Data

        The selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 2002 have been derived from their respective audited financial statements. All acquisitions by the Company were accounted for using the purchase method of accounting. The Company acquired Chapman & Hall on August 19, 1998, Optipat on January 7, 1999, Faxpat on July 19, 1999, Master Data Center on August 12, 1999, Corporate Intelligence on September 1, 1999, Transcender on November 6, 2000, IDRAC on March 29, 2001, Parthenon on May 15, 2001, Liquent on December 20, 2001 and Aurigin on May 9, 2002. The results of operations of these businesses are included in the Company's results from their respective dates of acquisition. On February 28, 2003, the Company announced that it had reached a definitive agreement to sell its scientific and technical information segment. See Note 18 of the Notes to Consolidated Financial Statements. The selected historical financial data should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Operating data:
Revenues(1)	$46,651	$58,778	$73,289	$105,336	$141,767
Cost of sales	11,707	15,742	19,720	26,676	41,966
Operating expenses(2)	31,234	34,104	48,231	69,000	123,230
Operating income (loss)	3,710	8,932	5,338	9,660	(23,429)
Interest income, net	1,117	1,330	7,005	3,505	473
Income (loss) before taxes	4,827	10,244	12,345	13,149	(22,951)
Net income (loss)(3)	4,785	6,017	7,092	7,838	(13,724)
Net income (loss) per common share:
Basic		$0.36	$0.34	$0.36	$(0.63)
Diluted		$0.35	$0.34	$0.36	$(0.63)
Shares used in computing net income per share:
Basic		16,945	20,583	21,686	21,735
Diluted		17,128	20,822	21,826	21,735
Pro forma basic and diluted earnings per common share(4)	$0.28	—	—	—	—
Balance sheet data (at period end):
Cash and equivalents	$57,270	$7,551	$96,375	$38,612	$53,910
Total assets	104,791	138,658	310,996	346,557	328,837
Total debt	2,955	2,694	2,415	2,449	1,959
Total equity	84,793	90,935	256,274	266,950	249,740

(Footnotes on following page)

(Footnotes from preceding page)

(1)
In fiscal 2001, in conjunction with the acquisitions of IDRAC and Liquent, the Company was required by purchase accounting to reflect the revaluation of acquired deferred revenues based on the cost to fulfill. This revaluation is a non-cash adjustment, which reduced revenue in the year following the acquisitions. The adjustment reduced revenues by $1,000 and therefore reduced operating income by $1,000 for the year ended December 31, 2001, and reduced revenues by $1,500 and therefore reduced operating income by $1,500 for the year ended December 31, 2002.

(2)
During 2000, the Company formed an alliance with Intellectual Property Technology Exchange, Inc. (Techex) to jointly develop and market products to address the online needs of the technology licensing industry. Operating expenses for the years ended December 31, 2000, 2001 and 2002 include impairments in the value of the Company's investment in Techex of $1,500, $400 and $95 respectively. During 2001, the Company acquired a minority interest in GSI Office Management Gmbh, a provider of IP software systems based in Germany. During 2002, the Company recorded and impairment charge of $3,063 reflecting the full value of its investment in GSI. During 2002, the Company recorded an impairment charge of approximately $36,200 related to the carrying value of goodwill and other intangible assets in its Transcender business. Transcender's operating results have been adversely impacted by difficult market conditions in the information technology market and unfavorable product release cycles in its IT certification niche.

(3)
Prior to the Company's initial public offering, in August 1998, the Company was a limited liability company and, accordingly, was not subject to U.S. federal or certain state income taxes. Subsequent to the initial public offering, the Company incurred a nominal income tax provision due to the full reversal of deferred tax valuation allowances deemed as no longer required. For the years subsequent to 1998 the Company was fully taxable.

(4)
No historical earnings per share or share data are presented for years prior to fiscal 1999, as the Company does not consider such historical data meaningful. The pro forma earnings per share for the year ended December 31, 1998 was computed using 16,943,189 shares outstanding, which reflects all shares outstanding following the initial public offering, as if such shares were outstanding since January 1, 1998.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other financial information appearing elsewhere in this Form 10-K. Unless otherwise stated in this Form 10-K, references to the years 2002, 2001, and 2000 relate to the fiscal years ended December 31, 2002, 2001, and 2000, respectively.

Impact of Acquisitions and Divestitures

        A key component of the Company's historical growth has been to pursue acquisitions where opportunities exist to internally grow the acquired companies' revenues and increase profitability through operating efficiencies. Since beginning operations in January 1997, the Company has completed 14 significant acquisitions, including eight in the intellectual property segment (IP), five in scientific and technology information segment (STI) and one in the information technology learning segment (ITL), as well as some minor acquisitions that are not otherwise disclosed herein.

        On February 28, 2003, the Company announced that it reached a definitive agreement to sell the businesses comprising its scientific and technology information segment for cash consideration of approximately $95 million. The Company expects the transaction to be completed during the second quarter of 2003. During 2002, the segment recorded revenues of $52.1 million and operating income of $6.9 million. During 2003, the segment will be recorded as discontinued operations.

        The Company may seek additional acquisitions that will further the Company's growth and operating strategies. If the Company acquires additional businesses, its sales mix, market focus, cost structure and operating leverage may change significantly. Consequently, the Company's historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in some respects. Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

Results of Operations

Fiscal year 2002 vs. 2001

Summary

        Revenues increased $36.5 million, or 35%, to $141.8 million from $105.3 million. The increase in revenues is due to growth in the IP and STI segments, partially offset by declines in the ITL segment, as further detailed in the segment analysis below. Gross profits increased by $21.1 million, or 27%, with gross profit margins declining to 70.4% in 2002 from 74.7% in 2001. The decrease in gross margins is due primarily to the inclusion of Liquent in 2002, which has lower gross margins than existing units, and decreased contributions from the ITL segment. Selling, general and administrative expenses (SG&A) increased $17.1 million, or 34%, while remaining relatively constant as a percentage of revenues. As a percentage of revenue, SG&A increased in the IP segment, as a result of the Liquent acquisition, and in the ITL segment, based on a decline in revenues. SG&A decreased as a percentage of revenue in the STI segment based on increased efficiency levels. Depreciation and amortization decreased by $1.8 million, or 10%, with a reduction of $5.0 million associated with goodwill no longer being amortized based on the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, partially offset by increased amortization in the IP segment, primarily related to intangible assets of acquired businesses.

        During 2002, the Company recorded impairment charges related to the carrying value of certain long-lived assets. The most significant charge related to an impairment of $36.2 million in the carrying value of intangible assets in the Company's ITL segment. Operating results in this segment have been adversely impacted by difficult market conditions and unfavorable product release cycles in the IT market. An additional impairment charge of $3.1 million was recorded reflecting the full carrying value of the Company's minority ownership interest in a European software business. After consideration of these impairment charges, the Company incurred a loss from operations of $(23.4) million in 2002, compared to income from operations of $9.7 million in 2001. Excluding impairment charges, income from operations increased $5.9 million, or 59%, to $16.0 million in 2002 from $10.1 million in 2001. Net interest income decreased $3.0 million, or 87%, based on the use of cash and investments for acquisitions in 2001 and 2002 and lower interest rates earned on invested funds. The Company recorded a benefit for income taxes of $(9.2) million in 2002, compared to a provision for income tax of $5.3 million in 2001. (Benefit from) provision for income taxes as a percentage of (Loss) income before income taxes approximated 40% in both 2002 and 2001. The effective tax rate differs from statutory rates primarily as a result of state and local income taxes and the impact of amortization of intangible assets that is not deductible for tax purposes.

        The Company evaluates the performance of its segments based primarily on revenues and EBITDA. The Company believes that EBITDA is the most useful measure of segment earnings because it more closely approximates the cash generating ability of the segments compared to (loss) income from operations. (Loss) income from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets. The Company generally does not incur capital expenditures to replace intangible assets within existing operations. A reconciliation of segment EBITDA to (loss) income from operations is presented in Note 15 of the Notes to Consolidated Financial Statements.

Segment Review

IP Group

        Revenues increased $36.4 million, or 88%, to $78.0 million in 2002 from $41.6 million in 2001. The increase includes an increase in revenues of $29.6 million at Liquent, based on the acquisition of Liquent in December 2001 and an increase in revenues at IDRAC, which was acquired in March 2001 and subsequently combined with Liquent. The strongest areas of revenue growth in 2002 included: revenues from patent information subscriptions at MicroPatent, both as a result of the acquisition of Aurigin in May 2002 and strong growth in core subscriptions; IP management services at MDC; and IP licensing revenues at LPS Group. These revenue increases were partly offset by a decline in variable demand patent revenues, such as patent document downloads.

        Income from operations increased $4.4 million, or 74%, to $10.3 million in 2002 from $5.9 million in 2001, including an increase of $3.4 million at Liquent. Income from operations decreased slightly at MDC, with increases from strong revenue growth, relatively stable operating expenses and decreased amortization of intangible assets (based on the adoption of SFAS No. 142) being offset by an impairment charge related to the Company's investment in GSI. Income from operations increased at the LPS Group due to revenues from IP licensing, decreased operating expenses and a decrease in impairment charges related to the Company's investment in Techex. Income from operations declined at MicroPatent due primarily to integration costs related to the acquisition of Aurigin and costs incurred on product development initiatives. EBITDA, excluding impairment charges recorded in 2002 and 2001, increased $8.5 million, or 54%, to $24.3 million in 2002 from $15.8 million in 2001, including an increase of $5.5 million at Liquent. EBITDA margins, excluding impairment charges, approximated 31% in 2002, compared to 38% in 2001. The most significant factor in the decrease was the acquisition of Liquent, which has lower EBITDA margins than the Company's existing IP businesses.

STI

        Revenues increased $9.6 million, or 23%, to $52.0 million in 2002 from $42.4 million in 2001. The increase includes an increase in revenues of $5.6 million related to Parthenon Press, which was acquired in May 2001, based on the impact of a full year of ownership and strong growth in its medical communications business. The segment also generated strong growth from reference book sales on a worldwide basis, primarily based on increased sales volume.

        Income from operations increased $3.8 million, or 125%, to $6.9 million in 2002 from $3.1 million in 2001. The 2001 results included charges of approximately $0.7 million related to the disposal of certain direct marketing materials. While cost of sales in the segment increased as a percentage of revenue, due primarily to product mix, operating expenses increased at a much slower rate than revenue growth as a result of cost containment initiatives and increased efficiency levels in book publishing operations. EBITDA increased $4.9 million, or 57%, to $13.4 million in 2002 from $8.5 million in 2001. EBITDA margins approximated 26% in 2002, compared to 20% in 2001.

ITL

        Revenues decreased $9.5 million, or 45%, to $11.8 million in 2002 from $21.3 million in 2001. Revenues in this segment have been adversely impacted by difficult market conditions in the IT market overall and unfavorable product release cycles in the IT certification area in particular.

        (Loss) income from operations in this segment decreased $39.9 million to $(36.1) million in 2002 from $3.8 million in 2001. The decrease includes an impairment charge of $36.2 million in 2002. The remaining decrease of $3.7 million is due primarily to the revenue decrease. The business has few costs and expenses that are variable relative to revenue, with decreased revenues having a significant impact on operating income. Operating expenses were reduced in this segment by approximately $2.0 million, or 20%. Depreciation and amortization decreased by $3.6 million due primarily to the adoption of SFAS No. 142. Excluding impairment charges, EBITDA in this segment decreased $7.2 million, or 69%, to $3.2 million in 2002 from $10.4 million in 2001.

Fiscal year 2001 vs. 2000

Summary

        Revenues increased $32.0 million, or 44%, to $105.3 million from $73.3 million. The increase in revenues is due primarily to strong results associated with IT learning products, as a result of the acquisition of Transcender in November 2000. Revenues also increased in the IP and STI segments, both as a result of acquisitions and internal growth of core products. Gross profits increased by $25.1 million, or 47%, with gross profit margins increasing to 74.7% in 2002 from 73.1% in 2000. The improvement in gross profit margins is primarily attributable to the inclusion of Transcender for a full year, as well as IDRAC for 2001, businesses that have higher gross margins than the other existing units. SG&A expenses increased $12.8 million or 35%, to $49.8 million from $37.0 million. Increased SG&A expenses relate primarily to $12.5 million of operating expenses of businesses acquired in 2001 and late 2000. SG&A expenses as a percentage of revenues decreased to 47% for 2001 compared with 50% for 2000, due primarily to reduced development spending in the LPS Group.

        Depreciation and amortization increased $9.0 million, or 93%, to $18.7 million from $9.7 million, primarily as a result of the amortization of intangible assets and depreciation of purchased equipment related to the acquisitions of Transcender in November 2000 and IDRAC in March 2001, and increased depreciation related to capital expenditures in 2001. In the fourth quarter of 2001, based on the Company's evaluation of the recoverability of its investment in Techex and the decrease in its proportionate share of Techex's net equity, the Company recorded an impairment charge of $0.4 million. The Company had also recorded a charge of $1.5 million in 2000 to reduce the carrying amount of the investment to estimated fair value. Net interest income decreased to $3.5 million from $7.0 million due primarily to lower interest earned, resulting from cash used from the secondary public stock offering to acquire businesses in 2001 and 2000. Additionally, the average interest rate earned on invested funds decreased significantly from 2000 to 2001. The provision for income taxes as a percentage of pre-tax income for the year ended December 31, 2001 approximated 40%, which differed from the statutory rate primarily as a result of state and local income taxes and non-deductible amortization of the excess of the purchase price over net assets acquired. This compares with an effective tax rate of approximately 43% in the prior year.

Segment Review

IP Group

        Revenues increased $11.3 million, or 38%, to $41.5 million in 2001 from $30.2 million in 2000. The increase includes an increase in revenues of $6.1 million associated with the acquisitions of Liquent in December 2001 and IDRAC in March 2001. The strongest areas of revenue growth in 2001 included: revenues from patent file histories at MicroPatent, both as a result of acquisitions and internal growth; patent information subscriptions at MicroPatent; IP management services at MDC; and patent searching at MicroPatent, primarily as a result of businesses acquired in 2001.

        Income from operations increased $4.8 million to $5.9 million in 2001 from $1.1 million in 2000, including an increase of $0.1 million from the acquisitions of Liquent and IDRAC in 2001. Income from operations increased at both MicroPatent and MDC, primarily as a result of strong revenue growth. Income from operations also increased as a result of decreased operating expenses in the LPS Group, primarily from reduced salaries and wages, and a decrease in impairment charges related to the Company's investment in Techex. EBITDA, excluding impairment charges, increased $6.5 million, or 70%, to $15.8 million in 2001 from $9.3 million in 2000, including an increase of $2.2 million from the acquisitions of Liquent and IDRAC. IP Group EBITDA margins, excluding impairment charges, approximated 38% in 2001, compared to 31% in 2000. The most significant factors related to the increase in EBITDA margin were contributions from Liquent and IDRAC and decreased spending levels at the LPS Group.

STI

        Revenues increased $3.4 million, or 9%, to $42.4 million in 2001 from $39.0 million in 2000. The increase includes an increase in revenues of $4.7 million related to Parthenon Press, which was acquired in May 2001. The segment also generated strong growth from reference book sales internationally, partially offsetting a decline in reference book sales in the U.S.

        Income from operations decreased $2.9 million, or 49%, to $3.1 million in 2001 from $6.0 million in 2000. The 2001 results included charges of approximately $0.7 million related to the disposal of certain direct marketing materials. Cost of sales in the segment increased as a percentage of revenue, due primarily to the acquisition of Parthenon Press, which has lower gross profit margins than the existing STI business. Operating expenses, expressed as a percentage of revenues, were relatively consistent in 2001 and 2000. Depreciation and amortization increased as a percentage of revenue, primarily as a result of the acquisition of Parthenon Press. EBITDA decreased $1.7 million, or 17%, to $8.5 million in 2001 from $10.2 million in 2000. EBITDA margins approximated 20% in 2001, compared to 26% in 2000.

ITL

        Revenues increased to $21.3 million in 2001 from $4.1 million in 2000. The revenues reflect results from the date of acquisition of Transcender in November 2000. Revenue performance was strong in 2001 based on significant sales of IT certification products related to Microsoft Windows 2000.

        Income from operations increased to $3.8 million in 2001 from $0.8 million in 2000, reflecting full year results in 2001 versus approximately two months in 2000. Strong operating income in 2001 reflects the significant operating leverage in this segment, with increasing revenues having a positive impact on profitability. EBITDA increased to $10.4 million in 2001 from $1.8 million in 2000, with EBITDA margins reaching 49% in 2001.

Liquidity and Capital Resources

        On February 28, 2003, the Company announced it had reached a definitive agreement to sell its STI segment, comprised of CRC Press and its subsidiaries, for cash consideration of approximately $95 million. The transaction is expected to be completed during the second quarter of 2003. Approximately $3 million of the proceeds will be held in escrow related to representations and warranties contained in the asset sale agreement. These proceeds will become available to the Company 12 months after completion of the sale unless the buyers have valid claims resulting from a breach of the representations and warranties. The proceeds from the sale of the STI segment, net of income taxes associated with the transaction, will be used to finance future acquisitions and for general corporate purposes. The Company currently does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions. Pending such uses, the proceeds will be invested in short-term, investment grade securities.

        In March 2000, the Company sold approximately 4.5 million shares of its common stock and received approximately $155 million of net proceeds. As of December 31, 2002, proceeds of approximately $148 million have been used from this offering to fund acquisitions in the Company's information and publishing businesses (See Note 3 of the Notes to Consolidated Financial Statements). The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes. Pending such uses, the proceeds will be invested in short-term, investment grade securities.

        The Company's Board of Directors authorized a share repurchase program in October 2002, enabling the Company to repurchase up to $30 million of its common stock. Through March 14, 2003, the Company had purchased approximately $5.2 million of its common stock. The Company may use up to $24.8 million of cash and short-term investments in the future to purchase additional shares of its common stock.

        On September 24, 1999, the Company entered into a seven-year revolving credit facility in an amount not to exceed $50,000,000 initially, including a $10,000,000 sub-limit for the issuance of standby letters of credit (the Credit Facility). The Credit Facility was voluntarily terminated by the Company on March 4, 2003. The Company had no outstanding borrowings under the Credit Facility at any time since its inception.

        Cash and equivalents, including short-term investments, totaled $67.0 million at December 31, 2002 compared to $56.4 million at December 31, 2001. Excluding cash, cash equivalents and short-term investments, the Company had a working capital deficit of $(16.5) million at December 31, 2002 compared to working capital deficit of $(6.7) million at December 31, 2001. Since the Company receives patent annuity payments and subscription payments in advance, the Company's existing operations are expected to maintain very low or negative working capital balances, excluding cash. Included in current liabilities at December 31, 2002, are obligations related to patent annuity payments of approximately $26.0 million and deferred revenue of approximately $27.1 million.

        Cash generated from operating activities was $38.6 million for the fiscal year ended December 31, 2002, derived from a net loss of $(13.7) million plus non-cash charges of $43.7 million and a decrease in net operating assets of $8.6 million. The non-cash charges include impairments in the value of long-lived assets of $39.4 million, as described in the discussion of 2002 vs. 2001 operating results, and a reduction in net deferred tax liabilities of $16.3 million, primarily as a result of deferred tax assets associated with the impairment charges. The decrease in net operating assets is primarily the result of increased deferred revenues, both from the acquisition of Aurigin and growth in subscription products, and increased income taxes payable, partially offset by increased accounts receivable, primarily related to patent annuity payments at MDC and reference book sales at CRC Press.

        Cash used in investing activities was $18.4 million for the fiscal year ended December 31, 2002, due to acquisition costs for businesses, titles and equity interests of $14.4 million and capital expenditures, including pre-publication costs and internally developed software of $8.7 million. Excluding acquisitions of businesses, the Company's existing operations are not capital intensive. Capital expenditures for 2002 include approximately $4.5 million of pre-publication expenditures for scientific reference books. Additionally, the Company sold $4.7 million in short-term investments.

        Cash used for financing activities was $4.9 million for the fiscal year ended December 31, 2002, primarily due to $5.2 million of repurchases of common stock under the Company's authorized share repurchase program. The Company has no outstanding debt obligations as of December 31, 2002 related to the Credit Facility and had no borrowing or repayment activity under the Credit Facility during the year. Future noncancelable minimum lease payments under operating leases and under capital leases including estimated escalation amounts as of December 31, 2002 are as follows (in thousands):

	Operating Leases	Capital Leases
Year ending December 31,
2003	$3,929	$710
2004	3,073	636
2005	2,564	591
2006	1,627	354
2007	1,312	—
Thereafter	1,317	—

Total minimum lease payments	$13,822	2,291

Less amount representing unamortized interest		332

Present value of net minimum lease payments		1,959
Less current maturities		553

Long-term obligation		$1,406

        The Company believes that cash on hand and funds generated from operations will be sufficient to fund the cash requirements of its existing operations for the foreseeable future. The Company will have significant additional cash on hand following completion of the sale of its STI segment, currently scheduled for the second quarter of 2003. The Company currently has no commitments for material capital expenditures. The Company may choose to obtain additional capital or financing to consummate future acquisitions. Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company's control.

Seasonality

        The Company's business is somewhat seasonal, with revenues typically reaching slightly higher levels during the fourth quarter of each calendar year, based on publication schedules and other factors. In 2002, 27% of the Company's revenues were generated during the fourth quarter with the first, second, and third quarters accounting for 24%, 25% and 24% of revenues, respectively. In 2001, revenues for the first through fourth quarters were 23%, 24%, 25% and 28%, respectively. In addition, the Company may experience fluctuations in revenues from period to period based on the timing of acquisitions, new product launches and the timing of license sales.

Impact of Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the guidance of the provisions of SFAS No. 142. Other intangible assets will continue to be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company has adopted SFAS No. 144 effective January 1, 2002. The adoption of this new statement did not have an impact on the Company's financial statements for the year ended December 31, 2002.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. This standard addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. (See Note 2 to the Notes to Consolidated Financial Statements). SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock-based compensation.

Effects of Inflation

        The Company believes that inflation has not had a material impact on the results of operations presented herein.

Critical Accounting Policies

        The Company has identified the policies below as critical to its business operations and to the understanding of its results of operations. The impact and any associated risks on the Company's results of operations related to these policies are discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations. See Note 2 of the Notes to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

        The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, bad debt and sales return allowances, inventory obsolescence reserves, and the valuation of goodwill and other identified intangible assets. Actual results could differ from those estimates.

Revenue Recognition

        The Company derives its revenues from the following sources:

        IP Management Services—Revenues from patent annuity and trademark renewal payment services are recognized in the period when the related annuity tax payments are made to various regulatory agencies.

        Software License Revenue—The Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. The Company recognizes the revenue allocable to software licenses upon obtaining a signed license agreement and delivery of the software product unless the fee is not fixed and determinable or collectibility is not probable. The Company's current standard practice is not to provide customer acceptance terms in connection with licenses of its software. However, certain agreements provide customer acceptance terms. These customer acceptance terms, which the Company considers to be perfunctory, lapse after a short period (generally 30 to 90 days) if the customer has not formally rejected the software. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred.

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

        Publication Revenue—The Company recognizes sales revenue when the risks of ownership have been transferred to the buyer, which is generally when shipped. Sales made on a returnable basis are recorded net of provisions for estimated returns and allowances.

        Subscription Revenue—Revenue from subscriptions to the Company's print publications and information services is recognized in income as earned over the subscription period. Costs in connection with the procurement of subscriptions are charged to expense as incurred.

        Certification Test Preparation Software Revenue—Revenue associated with the sale of certification test preparation software for IT professionals can be deployed through CD-ROM or over the Internet. For CD-ROM sales, revenue is recognized upon shipment; for web-based sales, revenue is recognized upon delivery of access code to customers.

        Support Services Revenue—Revenue is derived from (i) maintenance and post-support contracts, (ii) training services and (iii) consulting services. Post contract customer support includes telephone support, bug fixes and rights to upgrades on a when-and-if available basis. Revenue from maintenance and post-support contracts is recognized primarily over the term of the service contract. Revenue from training services is recognized upon completion of services. Consulting revenue includes implementation services performed primarily on a time-and-materials basis under separate service arrangements related to the installation of Liquent software. Management does not consider the installation services essential because the services are routine in nature and include implementation planning, training of customer personnel, building simple interfaces and running test data. Also, customers have access to third parties who can provide such services. The remainder of consulting revenues is derived primarily from project management for publishing new drug applications and general information technology consulting.

Revenue is recognized for these services on a time-and-materials basis as services are performed. In some circumstances, services are provided under fixed-price arrangements, in which case revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known.

        Deferred Revenue—Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received from subscriptions and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue. In connection with the acquisition of companies, the Company records deferred revenue at the cost to fulfill plus an applicable gross profit margin, rather than based on the subscription and advanced payments received.

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

Goodwill

        Goodwill consists of the excess of cost over the value of identifiable net assets of businesses acquired under the purchase method of accounting. Through December 31, 2001, goodwill acquired prior to June 30, 2001 had been amortized on a straight-line basis over the estimated useful lives of 10-20 years. Beginning in January 2002, the Company ceased amortizing goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

        The Company assesses the recoverability of goodwill by first determining whether the carrying value of all tangible and intangible assets of the applicable business exceed the current fair value of that business. If carrying values are determined to exceed fair value, the Company determines the amount of goodwill impairment based on the excess of the fair value of tangible and identifiable intangible assets in excess of the fair value of the business. The Company has historically used projected discounted future cash flows to determine fair values. The Company reviews the carrying value of goodwill for impairment annually, or more frequently, if events or circumstances indicate that the carrying amount may be impaired. Management bases its estimates of fair values on historical experience and on various assumptions, which are believed to be reasonable under the circumstances.

Identified Intangible Assets

        Identified intangible assets represent the portion of purchase price paid in a business acquisition which has been allocated, based on independent appraisals or management's estimates, to the value of publication agreements, subscriber lists, databases, trademarks and acquired customer relationships, or similar assets. Costs allocated to these assets are amortized on a straight-line basis over their estimated useful lives ranging from 2-20 years. Beginning in January 2002, the Company ceased amortizing intangible assets with indefinite lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

        Intangible assets that are being amortized are reviewed for impairment when indicators of impairment are identified. The Company reviews the carrying value of these intangible assets for impairment by measuring the carrying amount of the assets against the estimated undiscounted future cashflows associated with them on a periodic basis and whenever events or circumstances indicate that the carrying amounts may not be recoverable. If the Company determines that the carrying amount is impaired, the assets will be written down to fair value. Fair value is determined based on discounted cash flows or management's estimates, depending on the nature of the assets.

        Intangible assets not subject to amortization are reviewed for impairment annually, or more frequently if events or circumstances indicate that the carrying amount may be impaired. If the fair value of the intangible asset is less than its carrying value, an impairment loss would be recognized. Fair value is determined based on discounted cash flows or management's estimates, depending on the nature of the asset.

Pre-publication Costs

        Prepublication costs, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization period. It is the Company's policy to evaluate the remaining lives and recoverability of such costs on a periodic basis and whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        Interest Rate Risk—Prior to the termination of the Credit Facility in March 2003, the Company was subject to market risks arising from changes in interest rates. Interest rate exposure results from changes in the Eurodollar or the prime rate, which are used to determine the interest rate applicable to borrowings under the Credit Facility. As of December 31, 2002, the Company had no outstanding borrowings under the Credit Facility.

        Foreign Currency Exchange Rate Risk—The financial statements of the Company's foreign subsidiaries are translated from the local currency into U.S. dollars. Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders' equity. Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income. As such, the Company's operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro. Foreign exchange translation gains or losses were not material in any of the periods presented.

        A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At December 31, 2002, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than six months, aggregating approximately $16,400,000. Realized gains and losses relating to the forward contracts were immaterial for the year ended December 31, 2002.

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

Important Factors Relating to Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Factors which could cause or contribute to such differences include, but are not limited to: (1) the ability of the Company to consummate acquisitions, integrate such acquisitions into existing operations, manage expansion, achieve operating efficiencies and control costs in its operations; (2) the Company's success in retaining key employees, including its CEO and CFO and the senior management teams of its primary operating units; (3) pressures from competitors with greater resources than those of the Company, as well as competitive pressures arising from changes in technology and customer requirements; (4) the competitive nature of the markets in which the Company operates; (5) the availability of raw intellectual property information from alternative sources for little or no cost; (6) the concentration of ownership among the founding stockholders of the Company, who have the ability to direct the affairs and operations of the business; (7) changes in Internet usage; (8) changes in customer and distributor relationships; (9) changes in U.S. or foreign government regulations and (10) general economic conditions which may impact expenditures on the Company's products and services.

        Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001, respectively (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
2002
Revenues	$33,288	$35,645	$34,585	$38,249	$141,767
Gross profit	24,017	25,036	23,909	26,839	99,801
Net income (loss)(1)	2,814	3,068	(67)	(19,539)	(13,724)
Net income (loss) per common share:
Basic	$0.13	$0.14	$0.00	$(0.91)	$(0.63)
Diluted	$0.13	$0.14	$0.00	$(0.91)	$(0.63)
	Quarter Ended
	March 31	June 30	September 30	December 31	Year
2001
Revenues	$24,244	$25,314	$26,427	$29,351	$105,336
Gross profit	18,670	19,346	19,429	21,215	78,660
Net income	3,004	1,904	1,468	1,462	7,838
Net income per common share:
Basic	$0.14	$0.09	$0.07	$0.07	$0.36
Diluted	$0.14	$0.09	$0.07	$0.07	$0.36

(1)
Includes impairment charges of $3,063 and $36,317 during the quarters ended September 30, 2002 and December 31, 2002, respectively.

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information relating to the identification, business experience and directorships of each director and nominee for director of IHI and the information relating to the identification and business experience of IHI's executive officers, required by Item 401 and 405 of Regulation S-K, will be presented in the sections entitled "Election of Directors" and "Executive Officers" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2002, and is hereby incorporated by reference.

Item 11.    Executive Compensation

        The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "The Board and Its Committees—Compensation of Directors", "Executive Officers—Employment Agreements" and "Summary Compensation Table" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2002 and is hereby incorporated by reference.

        The Company has an agreement, dated as of January 29, 2003, with Fenton Markevich which provides for a one-time payment of $200,000 if the Company or one of its affiliates completes a sale of all or substantially all of the capital stock or assets of CRC Press LLC to Taylor & Francis Group plc before July 29, 2003, provided that Mr. Markevich remains in the employ of CRC Press until the closing of any such sale. On February 28, 2003, the Company announced that it reached an agreement to sell CRC Press LLC to affiliates of Taylor & Francis Group plc.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2002 and is hereby incorporated by reference.

Equity Compensation Plan Information

        The following chart gives aggregate information regarding grants under all equity compensation plans of IHI through December 31, 2002.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders	1,266,991	$24.32	827,407
Equity compensation plans not approved by shareholders	-0-	Not applicable	-0-
Total	1,266,991	$24.32	827,407

(1)
Represents options granted under the Company's 1998 Stock Option Plan, which was approved by shareholders in 1998, as thereafter amended with shareholder approval.

Item 13.    Certain Relationships and Related Transactions

        The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Certain Relationships and Related Transactions" of IHI's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2002 and is hereby incorporated by reference.

Item 14.    Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Financial Statements

        All schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

  (b)
  Reports on Form 8-K.

    On October 8, 2002, the Company filed a Current Report of Form 8-K announcing that its wholly-owned subsidiary, MicroPatent LLC, entered into an Asset Purchase Agreement pursuant to which it acquired substantially all of the assets of Aurigin Systems, Inc.

    On October 29, 2002, the Company filed a Current Report of Form 8-K announcing that its Board of Directors authorized the Company to repurchase up to Thirty Million dollars of its common stock.

    On December 20, 2002, the Company filed a Current Report on Form 8-K reporting the election of Keith B. Jarrett and Martin D. Payson to its Board of Directors.

    On March 4, 2003, the Company filed a Current Report on Form 8-K reporting that it entered into an agreement to sell substantially all of the assets and certain liabilities of its wholly owned subsidiaries CRC Press LLC, CRC Press U.K. LLC and Parthenon, Inc. to Taylor & Francis Group plc. The Form 8-K also included financial results of the Company for the three and twelve-month periods ended December 31, 2002.

  (c)
  Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of November 13, 2001, by and among Liquent, Information Holdings Inc. and Fluid(1)
3.1	Certificate of Incorporation*
3.2	Amended and Restated Bylaws**
4.1	Specimen Common Stock Certificate*
4.2	Registration Rights Agreement among Information Holdings Inc., Warburg, Pincus Ventures, L.P., and Mason P. Slaine***
10.1	Employment Agreement, dated as of March 15, 2000, between Information Holdings Inc. and Mason P. Slaine++
10.2	Employment Agreement, dated as of January 19, 1998, between Information Ventures LLC and Vincent A. Chippari*
10.3	Employment Agreement, dated as of April 10, 2000, between Information Ventures LLC and Jay Nadler**
10.4	Employment Agreement, dated as of November 6, 2000, between Transcender LLC and Aneel M. Pandey**
10.5	Noncompetition Agreement, dated November 6, 2000, between Transcender LLC and Aneel M. Pandey**
10.6	Employment Agreement, between Liquent (formerly ESPS, Inc.) and R. Richard Dool, dated November 27, 2000, as amended February 8, 2001 and October 3, 2001(2)
10.7	1998 Stock Option Plan of the Company (Amended and Restated as of March 26, 2002)(2)
10.8	Asset Purchase Agreement, dated as of November 6, 2000, among Information Ventures LLC, Transcender LLC and Transcender Corporation****
10.9
Credit Agreement, dated as of September 24, 1999, among Information Holdings Inc., Warburg, Pincus Information Ventures, Inc., Information Ventures LLC, and the lenders named herein, Bank of America, N.A., as Documentation Agent, Bankers Trust Company, as Administrative Agent+
10.10
First Amendment to Credit Agreement, dated as of October 7, 1999, among Information Holdings Inc., Warburg, Pincus Information Ventures, Inc., Information Ventures LLC, the lenders named therein, Bank of America, N.A., as Documentation Agent and Bankers Trust Company, as Administrative Agent(2)
10.11
Second Consent and Amendment to Credit Agreement, dated as of July 12, 2001, among Information Holdings Inc., Information Ventures LLC, the lenders named therein, Bank of America, N.A., as Documentation Agent and Bankers Trust Company as Administrative Agent(2)
10.12	Form of Pledge Agreement, dated as of September 24, 1999, entered into by Information Holdings Inc. and its subsidiaries and Bankers Trust Company, as Collateral Agent+
10.13
Form of Security Agreement dated as of September 24, 1999, among Information Holdings Inc., Warburg, Pincus Information Ventures, Inc., Information Ventures LLC, certain of its subsidiaries and Bankers Trust Company, as Collateral Agent+

10.14	Form of Subsidiaries Guaranty, dated as of September 24, 1999+
10.15	Amendment to Employment Agreement, dated as of November 6, 2000, between Transcender LLC and Aneel M. Pandey(2)
10.16	Amendment, entered into as of January 17, 2003, to the Employment Agreement by and between Information Holdings Inc. and Mason P. Slaine, dated as of April 30, 2002
10.17
Amendment, entered into as of October 29, 2002, to the Employment Agreement by and between Liquent Inc. and R. Richard Dool, dated November 27, 2000, and as amended February 8, 2001 and October 3, 2001
10.18	Letter Agreement, dated January 29, 2003, by and between Information Holdings Inc. and Fenton Markevich
10.19	Asset Purchase Agreement, dated as of May 3, 2002, by and among Aurigin Systems, Inc. and MicroPatent LLC(3)
10.20	Asset Purchase Agreement, dated as of February 27, 2003, between CRC Press LLC, CRC Press (U.K.) LLC, Parthenon Inc., Information Holdngs Inc., CRC Press I LLC and Routledge No. 2 Limited
21.1	List of subsidiaries of Information Holdings Inc.
23.1	Consent of Ernst & Young LLP
99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1, Registration No. 333-56665.
**	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
****	Incorporated herein by reference to the Current Report on Form 8-K, filed on November 21, 2000.
+	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on November 12, 1999.
++	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed on August 11, 2000.
(1)	Incorporated herein by reference to the Exhibit to the Schedule 13D relating to the Shares, filed by the Company and Fluid on November 21, 2001.
(2)	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(3)	Incorporated herein by reference to the Current Report on Form 8-K, filed on October 8, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.
By:	/s/ Vincent A. Chippari Vincent A. Chippari, Executive Vice President and Chief Financial Officer
Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Mason P. Slaine Mason P. Slaine President, Chief Executive Officer and Director (Principal Executive Officer) March 28, 2003	/s/ Vincent A. Chippari Vincent A. Chippari Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) March 28, 2003
/s/ Michael E. Danziger Michael E. Danziger Director March 28, 2003	/s/ David R. Haas David R. Haas Director March 28, 2003
/s/ Keith B. Jarrett Keith B. Jarrett Director March 28, 2003	/s/ Sidney Lapidus Sidney Lapidus Director March 28, 2003
/s/ Martin D. Payson Martin D. Payson Director March 28, 2003	/s/ John L. Vogelstein John L. Vogelstein Director March 28, 2003

INFORMATION HOLDINGS INC.
CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Mason P. Slaine, certify that:

1.
I have reviewed this annual report on Form 10-K of Information Holdings Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Mason P. Slaine Mason P. Slaine President, Chief Executive Officer and Director

INFORMATION HOLDINGS INC.
CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Vincent A. Chippari, certify that:

1.
I have reviewed this annual report on Form 10-K of Information Holdings Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Vincent A. Chippari Vincent A. Chippari Executive Vice President and Chief Financial Officer

Report of Independent Auditors

Stockholders and Board of Directors
Information Holdings Inc.

        We have audited the accompanying consolidated balance sheets of Information Holdings Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Holdings Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 of the Notes to Consolidated Financial Statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                      ERNST & YOUNG LLP

New York, New York
February 14, 2003
Except for Note 18, as to which the date is
February 28, 2003

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and equivalents	$53,910	$38,612
Short-term investments	13,056	17,762
Accounts receivable (net of allowance for doubtful accounts and sales returns of $4,154 and $3,273, respectively)	41,827	35,130
Inventories	7,451	7,323
Prepaid expenses and other current assets	5,385	7,268
Deferred income taxes	4,589	3,423

Total current assets	126,218	109,518
Property and equipment, net	7,946	9,868
Pre-publication costs (net of accumulated amortization of $8,952 and $5,758, respectively)	5,812	4,750
Identified intangible assets, net	94,627	111,463
Goodwill	88,967	102,666
Other assets	5,267	8,292

TOTAL	$328,837	$346,557

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$553	$490
Accounts payable	30,967	21,598
Accrued expenses	14,584	17,793
Royalties payable	2,601	1,625
Deferred revenue	27,069	18,293

Total current liabilities	75,774	59,799
Capital leases	1,406	1,959
Deferred income taxes	1,227	16,826
Other long-term liabilities	690	1,023

Total liabilities	79,097	79,607

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 21,815,677 and 21,758,052 shares, respectively; outstanding 21,433,777 and 21,758,052 shares, respectively	218	218
Additional paid-in capital	247,026	245,911
Retained earnings	7,097	20,821
Treasury stock, at cost, 381,900 shares	(5,227)	—
Accumulated other comprehensive income	626	—

Total stockholders' equity	249,740	266,950

TOTAL	$328,837	$346,557

See notes to consolidated financial statements

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2002	2001	2000
Revenues	$141,767	$105,336	$73,289
Cost of sales	41,966	26,676	19,720

Gross profit	99,801	78,660	53,569

Operating expenses:
Selling, general and administrative	66,909	49,831	36,987
Depreciation and amortization	16,941	18,769	9,744
Impairment of long-lived assets	39,380	400	1,500

Total operating expenses	123,230	69,000	48,231

(Loss) income from operations	(23,429)	9,660	5,338

Other income (expense):
Interest income	996	4,046	7,575
Interest expense	(523)	(541)	(570)
Other income (expense)	5	(16)	2

(Loss) income before income taxes	(22,951)	13,149	12,345
(Benefit from) provision for income taxes	(9,227)	5,311	5,253

Net (loss) income	$(13,724)	$7,838	$7,092

Basic (loss) earnings per common share	$(0.63)	$0.36	$0.34

Average number of basic common shares outstanding	21,734,708	21,686,149	20,583,190

Diluted (loss) earnings per common share	$(0.63)	$0.36	$0.34

Average number of diluted common shares outstanding	21,734,708	21,826,359	20,821,921

See notes to consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31

(In thousands, except share data)

	Common Stock
						Accumulated other comprehensive income
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total
Balance at December 31, 1999	16,953,550	$170	$84,874	$5,891	$—	$—	$90,935
Issuance of common stock, net	4,500,000	45	155,088				155,133
Common stock issued to employees from stock option exercises	158,420	1	1,918				1,919
Income tax benefit from stock option exercises			1,195				1,195
Net income				7,092			7,092

Balance at December 31, 2000	21,611,970	216	243,075	12,983	—	—	256,274
Common stock issued to employees from stock option exercises	146,082	2	2,003				2,005
Income tax benefit from stock option exercises			833				833
Net income				7,838			7,838

Balance at December 31, 2001	21,758,052	218	245,911	20,821	—	—	266,950
Common stock issued to employees from stock option exercises	57,625	—	786				786
Income tax benefit from stock option exercises			329				329
Net loss				(13,724)			(13,724)
Treasury stock purchased	(381,900)				(5,227)		(5,227)
Foreign currency translation adjustment						626	626

Balance at December 31, 2002	21,433,777	$218	$247,026	$7,097	$(5,227)	$626	$249,740

See notes to consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,724)	$7,838	$7,092
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,863	3,417	2,210
Amortization of goodwill and other intangibles	11,078	15,352	7,534
Amortization of pre-publication costs	3,385	2,814	2,297
Change in non-current deferred income tax liabilities	(16,250)	(2,028)	(1,862)
Impairment of long-lived assets	39,380	400	1,500
Other	264	154	139
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable, net	(5,981)	(3,170)	(5,112)
Increase in inventories	(103)	(54)	(1,166)
Decrease (increase) in prepaid and other current assets	1,342	196	(1,371)
(Decrease) increase in accounts payable and accrued expenses	(461)	(1,889)	5,019
Income tax benefit from stock options exercised	329	1,166	1,195
Net change in income taxes payable (receivable)	5,835	(2,592)	(2,611)
Increase in deferred revenue	7,121	2,708	585
Net change in other assets and liabilities	503	(630)	(477)

Net Cash Provided by Operating Activities	38,581	23,682	14,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, titles, and equity interests	(14,393)	(68,636)	(64,862)
Purchases of property and equipment	(2,698)	(3,950)	(2,800)
Investment in pre-publication costs	(4,450)	(3,064)	(3,020)
Sales (purchases) of short-term investments	4,706	(6,031)	(11,731)
Capitalized internal-use software	(844)	(1,488)	(522)
Capitalized software development cost	(715)	—	—
Proceeds from disposal of property and equipment	42	27	14

Net Cash Used in Investing Activities	(18,352)	(83,142)	(82,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in public offering, net	—	—	155,133
Common stock issued from stock options exercised	786	2,005	1,919
Purchase of treasury stock	(5,227)	—	—
Principal payments on capital leases	(490)	(308)	(279)

Net Cash (Used in) Provided by Financing Activities	(4,931)	1,697	156,773

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	15,298	(57,763)	88,824
CASH AND EQUIVALENTS, BEGINNING OF YEAR	38,612	96,375	7,551

CASH AND EQUIVALENTS, END OF YEAR	$53,910	$38,612	$96,375

SUPPLEMENTAL DISCLOSURE:
Income taxes paid	$859	$8,755	$8,531

Interest paid	$342	$402	$571

See notes to consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Information Ventures LLC (IV), a wholly-owned subsidiary of Information Holdings Inc. (IHI or the Company), was formed on December 2, 1996 to create and build an information and publishing business. IV functions as a holding company and, through its wholly owned subsidiaries—CRC Press LLC (CRC Press), MicroPatent LLC (MicroPatent), Master Data Center, Inc. (MDC), Transcender LLC (Transcender), Liquent, Inc. (Liquent) and IDRAC SAS (IDRAC), provides information products and services to professional end-users in intellectual property, scientific and technical information and information technology (IT) learning markets. The Company's intellectual property businesses, which include MicroPatent, MDC, Liquent and IDRAC, provide a broad array of databases, information products and complementary services for intellectual property and regulatory professionals. The scientific and technology information business is CRC Press, which publishes professional and academic books, journals, newsletters and electronic databases covering areas such as life sciences, environmental sciences, engineering, mathematics, physical sciences and business. Transcender is a leading online provider of IT certification test-preparation products. Its products include exam simulations for certifications from major hardware and software providers. The Company has operating offices in the United States and Europe and distributes its products on a worldwide basis.

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

        On March 14, 2000, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3, pursuant to which the Company completed a public offering on March 20, 2000 of 4,500,000 shares of its common stock at a price of $36.50 per share. The net proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses was approximately $155,000,000. As of December 31, 2002, the Company used approximately $148,000,000 of the proceeds from the offering to fund acquisitions in each of the operating segments (See Note 3—Acquisitions). The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes.

        The consolidated financial statements include the accounts of IHI and subsidiaries and the Company's share of earnings or losses of an affiliated company under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. All acquisitions have been accounted for using the purchase method of accounting, and operating results have been included from the respective dates of acquisition.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cost of these investments approximates fair market value.

        Short-term Investments—At December 31, 2002 and 2001, the Company held short-term investments primarily in commercial paper, which were classified as held-to-maturity. The investments have a maturity date within one year and are stated at their amortized cost.

        Accounts Receivable—The changes in the allowance for doubtful accounts receivable and sales returns consist of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Allowance, beginning of year	$3,273	$3,575	$2,621
Provision for uncollectible accounts and returns	1,540	283	1,116
Write-off of uncollectible accounts and deductions from reserves	(659)	(585)	(162)

Allowance, end of year	$4,154	$3,273	$3,575

        Inventories—Inventories, consisting primarily of finished goods, are stated at the lower of cost (first-in, first-out method) or market. Shipping costs, which consist of transportation costs associated with the delivery of the Company's product to customers, and handling costs are included in Cost of sales. The vast majority of inventories are books, which are reviewed quarterly on a title-by-title basis for salability. The cost of inventory determined to be impaired is charged to Cost of sales in the period of determination.

        Advertising Costs—The cost of advertising is expensed as incurred. The majority of these costs relate to direct response marketing and is expensed upon mailing. The Company incurred approximately $6,164,000, $8,430,000, and $6,565,000 in advertising costs during 2002, 2001 and 2000, respectively. Advertising related costs, primarily consisting of direct mail costs, of approximately $370,000 and $540,000 were included in Prepaid expenses and other current assets at December 31, 2002 and 2001, respectively.

        Property and Equipment—Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Furniture and equipment	3-7 years
Computer equipment	3-5 years
Leasehold improvements	Shorter of useful life or lease term
Property under capital leases	Life of lease

        Gains or losses arising from dispositions are reported as income or expense. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

        Pre-publication Costs—Certain expenses related to books, primarily comprised of design and other pre-production costs, are deferred and charged to expense over the estimated product life. These costs are primarily amortized over a four-year period following release of the applicable book, using an accelerated amortization method. During 2002 and 2001, the Company removed from its Balance Sheets fully amortized Pre-publication costs of approximately $2,012,000 and $2,895,000, respectively.

        Identified Intangible Assets—Identified intangible assets are amortized using the straight-line method over the following estimated useful lives:

Trademarks and tradenames	6-20 years
Publishing rights	7-20 years
Customer lists and relationships	10-20 years
Databases and content	5-20 years
Other identified intangibles	2-20 years

        Identified intangible assets represent the portion of purchase price paid in a business acquisition which has been allocated, based on independent appraisals or management's estimates, to the value of publication agreements, subscriber lists, databases, trademarks and acquired customer relationships, or similar assets. Beginning in January 2002, the Company ceased amortizing intangible assets with indefinite lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See Impact of Recent Accounting Pronouncements below for further details.

        Intangible assets that are being amortized are reviewed for impairment when indicators of impairment are identified. The Company reviews the carrying value of these intangible assets for impairment by measuring the carrying amount of the assets against the estimated undiscounted future cashflows associated with them on a periodic basis and whenever events or circumstances indicate that the carrying amounts may not be recoverable. If the Company determines that the carrying amount is impaired, the assets will be written down to fair value. Fair value is determined based on discounted cash flows or management's estimates, depending on the nature of the assets.

        Intangible assets not subject to amortization are reviewed for impairment annually, or more frequently if events or circumstances indicate that the carrying amount may be impaired. If the fair value of the intangible asset is less than its carrying value, an impairment loss would be recognized. Fair value is determined based on discounted cash flows or management's estimates, depending on the nature of the asset.

        Goodwill—Goodwill consists of the excess of cost over the value of identifiable net assets of businesses acquired under the purchase method of accounting. Through December 31, 2001, goodwill acquired prior to June 30, 2001 had been amortized on a straight-line basis over the estimated useful lives of 10-20 years. Beginning in January 2002, the Company ceased amortizing goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See Impact of Recent Accounting Pronouncements below for further details.

        The Company assesses the recoverability of goodwill by first determining whether the carrying value of all tangible and intangible assets of the applicable business exceed the current fair value of that business. If carrying values are determined to exceed fair value, the Company determines the amount of goodwill impairment based on the excess of the fair value of tangible and identifiable intangible assets in excess of the fair value of the business. The Company has historically used projected discounted future cash flows to determine fair values. The Company reviews the carrying value of goodwill for impairment annually, or more frequently, if events or circumstances indicate that the carrying amount may be impaired. Management bases its estimates of fair values on historical experience and on various assumptions, which are believed to be reasonable under the circumstances.

        Internal-Use Software—According to the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force 00-2, Accounting for Web Site Development Costs, certain costs incurred in the planning and development stage of internal use computer software projects and web sites have been expensed, while costs incurred during the application development stage have been capitalized. Capitalized software costs are amortized over estimated useful lives of three to five years. Total net capitalized costs as of December 31, 2002 and 2001 were $2,633,000 and $2,623,000, respectively, and are included in Other assets.

        Investment in Unconsolidated Affiliate—The investment in an unconsolidated affiliate in which the Company has the ability to exercise significant influence over operating and financial policies, is accounted for by the equity method.

        In the third quarter of 2002, the Company determined that the value of its investment in GSI Office Management GmbH was impaired and recorded a charge to write-down the entire carrying amount of the investment (See Note 7—Investment in Unconsolidated Affiliate).

        Treasury Stock—Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares, if any, will be credited or charged to capital in excess of par value using the average-cost method.

        Impairment of Long-Lived Assets and Goodwill—The Company periodically evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicated the carrying amounts of such assets may not be recoverable. If the Company determines, based on such measures, that the carrying amount is impaired, the assets will be written down to fair value. Fair value is determined based on discounted cash flows or management's estimates, depending on the nature of the assets. During 2000, the Company formed an alliance with Intellectual Property Technology Exchange, Inc. (Techex) to jointly develop and market products to address the online needs of the technology licensing industry. In the fourth quarter of 2000, the Company determined that the value of its investment in Techex was impaired due to the inability of Techex to generate significant revenues. As a result, the Company recorded a charge of $1,500,000 to reduce the carrying amount of the investment to estimated fair value. Additional impairment charges of $400,000 and $95,000 were recorded in the fourth quarters of 2001 and 2002, respectively.

        In the fourth quarter of 2002, the Company determined that the carrying value of Transcender's intangible assets and goodwill was impaired and recorded an impairment charge to reduce the carrying amount of these intangible assets and goodwill to estimated fair value (See Note 6—Impairment of Long-Lived Assets and Goodwill).

        Comprehensive Income—Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes accumulated translation adjustments and accumulated net gains or losses on derivative instruments designated and qualifying as cash flows instruments.

        Foreign Currency Translation—The financial statements of the Company's foreign subsidiaries are translated from the local currency into United States (U.S.) dollars. Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders' equity. Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income. Foreign exchange translation gains or losses were not material in any of the periods presented.

        Research and Development Costs—Research and development costs are charged to operations when incurred and are included in Selling, general and administrative expenses. The amounts incurred in 2002, 2001 and 2000 were approximately $6,600,000, $3,900,000 and $1,100,000, respectively.

        Revenue Recognition—The Company recognizes revenues principally upon shipment of products to the customer or when services are rendered. For products sold with the right of return, revenue is recognized net of a provision for estimated future returns. Subscription revenues are generally collected in advance and are deferred and recognized as revenue in the period in which the product is shipped. Service contracts record revenue as earned. Revenue from annuity tax payment services is recognized in the period when the related annuity tax payments are made to various regulatory agencies. Revenue from maintenance contracts is recognized primarily over the term of the service contract.

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

        Deferred Revenue—Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received from subscriptions and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue. In connection with the acquisition of companies, the Company records deferred revenue at the cost to fulfill plus an applicable gross profit margin, rather than based on the subscription and advanced payments received.

        Income Taxes—Income taxes are calculated in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

        Stock-Based Compensation—The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. Since stock options are granted by the Company with exercise prices equal to the market price of the underlying stock at the date of grant, no compensation expense has been recognized.

        Had compensation cost for the Company's stock option plan been determined based on the fair value of the options at the dates of grant consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net (loss) income and (loss) earnings per share would have been (increased) reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net (loss) As reported	$(13,724)	$7,838	$7,092
Deduct: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	3,806	1,725	1,149

Pro forma	$(17,530)	$6,113	$5,943

Basic (loss) earnings per common share:
As reported	$(0.63)	$0.36	$0.34

Pro forma	$(0.81)	$0.28	$0.29

Diluted (loss) earnings per common share:
As reported	$(0.63)	$0.36	$0.34

Pro forma	$(0.81)	$0.28	$0.29

        The effects on pro forma net (loss) income and (loss) earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net (loss) income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Years Ended December 31,
	2002	2001	2000
Risk free interest rate	2.5%	4.7%	6.4%
Expected life of option grants (years)	5	5	5
Expected volatility	67.02%	66.40%	75.45%
Expected dividend yield	0	0	0
Weighted average fair value	$16.14	$13.76	$21.63

        Forward Contracts—A subsidiary of the Company uses forward exchange contracts to hedge foreign currency transaction exposures of its operations. Generally, this subsidiary purchases forward contracts over periods not to exceed six months. The forward contracts are designated as fair value hedges and deferred gains and losses are recognized in earnings when the underlying transactions are settled. As a matter of policy, the Company does not speculate in financial markets and, therefore, the Company does not hold financial instruments for trading purposes. The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions of investment grade or better. In addition, the Company routinely monitors counterparty exposures and reviews any downgrade in credit rating immediately.

        Computation of (Loss) Earnings Per Common Share—Basic (loss) earnings per common share is computed based on the weighted average outstanding common shares during the respective period. Diluted (loss) earnings per common share is computed based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options.

        Impact of Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the guidance of the provisions of SFAS No. 142. Other intangible assets will continue to be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company has adopted SFAS No. 144 effective January 1, 2002. The adoption of this new statement did not have an impact on the Company's financial statements for the year ended December 31, 2002.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. This standard addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, which did not require the Company to change to the fair value method of accounting for stock-based compensation.

        Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions, which are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

        Reclassification—Certain prior year amounts have been reclassified for comparability purposes.

3.    ACQUISITIONS

        On May 9, 2002, the Company acquired substantially all of the assets of Aurigin Systems, Inc. (Aurigin) for cash consideration of approximately $14,043,000 including the assumption of certain liabilities. Aurigin provides intellectual property management systems used primarily by corporations to search, analyze, annotate and group patent information, as well as proprietary corporate data. The purchase price was allocated to net tangible liabilities of $1,592,000, identified intangible assets of $1,600,000 and tax-deductible goodwill of $14,035,000. The Company has obtained an independent appraisal of the fair value of the identified intangible assets and their remaining useful lives (six years).

        On December 20, 2001, the Company completed a tender offer and acquired all of the outstanding common shares of Liquent, Inc. (Liquent) for cash consideration equal to $2.27 per share, or approximately $41,100,000. Liquent is a leading provider of software and service solutions that aid in content assembly and publishing for the life sciences industry. The purchase price was allocated to net tangible assets of $6,026,000, identified intangible assets of $6,790,000 and non-deductible goodwill of $25,875,000. The Company has obtained an independent appraisal of the fair value of the identified intangible assets and their remaining useful lives (six years). The Company also recorded a deferred income tax asset as a result of Liquent's net operating loss carryforwards of $5,010,000, offset by a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $2,565,000. During 2002, the Company recorded certain adjustments to the preliminary purchase accounting estimates recorded in 2001. These adjustments, reflecting an increase in assumed liabilities, resulted in an increase to goodwill of $900,000 in 2002.

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

        On November 6, 2000, the Company acquired all of the assets of Transcender Corporation (Transcender) for cash consideration of approximately $60,000,000. Transcender is a leading provider of on-line IT certification products. Transcender develops content and related software distributed over the Internet and in other electronic media to information technology professionals seeking certification in numerous product areas and programming languages. The purchase price was allocated to net liabilities assumed of $1,654,000, identified intangible assets of $15,300,000 and goodwill of $46,354,000. Assets acquired and liabilities assumed have been recorded at their estimated fair values and useful lives based on an independent appraisal of the fair values of the identified intangible assets and their remaining useful lives. During 2002, the Company recorded an impairment charge related to certain intangible assets (See Note 6—Impairment of Long-Lived Assets and Goodwill).

        All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective dates of acquisition.

        The following unaudited pro forma information presents the results of operations of the Company as if the 2002 acquisition of Aurigin had taken place on January 1, 2001, and as if the 2001 acquisitions of IDRAC and Liquent and the 2000 acquisition of Transcender had taken place as of January 1, 2000 (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Revenues	$143,847	$135,350	$120,613

Net loss	$(13,867)	$(4,702)	$(7,312)

Basic loss per common share	$(0.64)	$(0.22)	$(0.36)

Diluted loss per common share	$(0.64)	$(0.22)	$(0.36)

        These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

4.    PROPERTY AND EQUIPMENT

        Property and equipment (at cost) consisted of the following (in thousands):

	December 31, 2002	December 31, 2001
Buildings	$2,344	$2,344
Furniture and equipment	2,580	2,713
Computer equipment	12,768	11,581
Leasehold improvements	1,786	1,645

	19,478	18,283
Less accumulated depreciation and amortization	11,532	8,415

	$7,946	$9,868

5.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually, or more frequently if impairment indicators arise.

        During the year ended December 31, 2001, the Company began the required transitional impairment review of goodwill and intangible assets with indefinite lives. This review required the Company to estimate the fair value of its identified reporting units as of December 31, 2001. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their respective book values, and therefore no write-down of goodwill or intangible assets with indefinite lives was required as of January 1, 2002. In addition, as of January 1, 2002, the Company ceased the amortization of goodwill and intangible assets with indefinite lives and reclassified the December 31, 2001 carrying value of its assembled workforce acquired intangible assets included in other identified intangibles to goodwill.

        In the fourth quarter of 2002, the Company performed an impairment review and determined that the carrying values of goodwill and certain identified intangible assets of its Transcender unit were impaired. As a result, the Company recorded an impairment charge to reduce the carrying amount of these intangible assets to estimated fair value. All information included in this note and for the period ended December 31, 2002 reflects the impact of the Transcender impairment charge (See Note 6—Impairment of Long-Lived Assets and Goodwill).

        The following unaudited reconciliation presents pro forma net income, basic and diluted EPS as if SFAS No. 142 had been adopted on January 1, 2000, is as follows:

	Years Ended December 31,
	2001	2000
(In thousands, except per share data)
Reported net income	$7,838	$7,092
Adjustment for goodwill amortization, net of tax	3,483	848
Adjustment for trademark and tradename amortization, net of tax	310	310

Pro forma net income	$11,631	8,250

Basic earnings per common share:
As reported	$0.36	$0.34

Pro forma	$0.54	$0.40

Diluted earnings per common share:
As reported	$0.36	$0.34

Pro forma	$0.53	$0.40

        Identified intangible assets and goodwill subject to amortization consisted of the following (in thousands):

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (Years)
Trademarks and tradenames	$9,285	$1,552	$7,733	6-20
Publishing rights	23,946	5,972	17,974	7-20
Customer lists and relationships	46,548	10,910	35,638	10-20
Databases and content	19,430	3,681	15,749	5-20
Other identified intangibles	11,715	2,989	8,726	2-20

	$110,924	$25,104	$85,820

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (Years)
Trademarks and tradenames	$21,129	$2,792	$18,337	6-20
Publishing rights	23,572	4,611	18,961	7-20
Customer lists and relationships	46,548	7,039	39,509	10-20
Databases and content	27,400	4,479	22,921	5-20
Other identified intangibles	20,531	8,796	11,735	2-20

	139,180	27,717	111,463
Goodwill subject to amortization	82,367	6,624	75,743	10-20

	$221,547	$34,341	$187,206

        Total amortization expense of goodwill and identified intangible assets amounted to $11,078,000 and $15,252,000 for the years ended December 31, 2002 and 2001, respectively. Included in these totals was recognized goodwill amortization of $0 and $5,002,000 for 2002 and 2001, respectively.

        During 2002, the Company removed from its Balance Sheet fully amortized Other identified intangibles with a cost of approximately $7,300,000 primarily related to intangible assets of the Company's MicroPatent unit.

        Also during 2002, the carrying value of certain identified intangible assets of Transcender was reduced by approximately $5,400,000 related to the impairment charge.

        Identified intangible assets and goodwill not subject to amortization consisted of the following (in thousands):

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Balance
Trademarks and tradenames	$10,000	$1,193	$8,807
Goodwill	92,311	3,344	88,967

	$102,311	$4,537	$97,774

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	$26,923	$—	$26,923

        During 2002, the carrying value of Transcender goodwill was reduced by approximately $30,800,000 related to the impairment charge.

        Annual pretax amortization for identified intangible assets over the next five years is estimated to be as follows (in thousands):

Year ending December 31,
2003	$9,724
2004	$9,308
2005	$9,148
2006	$8,806
2007	$8,678

        The following table summarizes the change in the carrying amount of goodwill for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001
Beginning balance	$102,666	$61,272
Net change from acquisitions	15,307	46,729
Amortization expense	—	(5,002)
Reclassification of assembled workforce, net	1,834	—
Impairment write-down	(30,800)	—
Other	(40)	(333)

Total	$88,967	$102,666

6.    IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

        The Company periodically evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against their current fair values. If the Company determines, based on such measures, that the carrying amount is impaired, the asset will be written down to its recoverable value with a corresponding charge to earnings.

        During the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $36.2 million related to the carrying value of goodwill and other intangible assets in its Transcender business. Operating profits and cash flows at Transcender have been adversely impacted by difficult market conditions in the overall IT market and unfavorable product release cycles in the IT certification market.

        The impairment charges at Transcender include a write-down of goodwill of approximately $30.8 million, based on the estimated fair value of goodwill calculated in accordance with SFAS No. 142. The Company also recorded an impairment charge of approximately $5.4 million in the carrying value of certain identified intangible assets of Transcender, based on the estimated fair value of the intangible assets calculated in accordance with SFAS No. 144. The fair values of goodwill and other intangible assets at Transcender were estimated based on the expected present value of future cash flows.

7.    INVESTMENT IN UNCONSOLIDATED AFFILIATE

        On May 3, 2001, the Company completed the acquisition of a 49% interest in GSI Office Management GmbH (GSI) for cash consideration of approximately $3,400,000, with an option to acquire the remaining 51% interest after three years. GSI, based in Germany, provides intellectual property management software. At December 31, 2001, the investment in GSI was included in Other assets. During the third quarter of 2002, the Company concluded that its investment in GSI was impaired due to the inability of GSI to generate significant revenues. The evaluation of the recoverability of long-lived assets to be held and used is based on comparing the carrying value of the asset to its fair value. Based on fair value estimates, the Company recorded a charge of $3,063,000 to write down the carrying amount of the investment to $0.

8.    REVOLVING CREDIT FACILITY

        On March 4, 2003, the Company voluntarily terminated the following described Credit Facility, which existed at December 31, 2002 (See Note 18—Subsequent Events).

        On September 24, 1999, the Company entered into a seven-year revolving credit facility in an amount not to exceed $50,000,000 initially, including a $10,000,000 sub-limit for the issuance of standby letters of credit (the Credit Facility). Under the terms of the Credit Facility, total commitments were permanently reduced to $45,000,000 at the end of the third year. Total commitments would be reduced further to $37,500,000 at the end of the fourth year, $25,000,000 at the end of the fifth year and $12,500,000 at the end of the sixth year. The proceeds from the Credit Facility were to be used to fund acquisitions, to meet short-term working capital needs and for general corporate purposes.

        Borrowings under the Credit Facility bore interest at either the higher of the bank's prime rate and one-half of 1% in excess of the overnight federal funds rate plus a margin of 0.50% to 1.25% or the Eurodollar Rate plus a margin of 1.5% to 2.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Company also paid a commitment fee of 0.375% on the unused portion of the Credit Facility. As of and for the periods ended December 31, 2002 and 2001, the Company had no outstanding borrowings under the Credit Facility.

        Under the terms of the Credit Facility, the Company was required to maintain certain financial ratios related to fixed charge coverage, leverage and interest coverage, in addition to certain other covenants. As of September 30, 2002, the last period for which covenant calculations were required prior to termination of the Credit Facility, the Company was in compliance with all covenants. The Credit Facility was secured by a first priority perfected pledge of all notes and capital stock owned by the Company's subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions. Obligations under the Credit Facility were guaranteed by the Company and its subsidiaries. The Credit Facility also prohibited the Company from incurring certain additional indebtedness, limited certain investments, mergers or consolidations and restricts substantial asset sales, and dividends.

9.    INCOME TAXES

        A summary of the source of (loss) income before taxes is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Domestic	$(24,696)	$13,223	$12,345
Foreign	1,745	(74)	—

	$(22,951)	$13,149	$12,345

        The (Benefit from) provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$5,443	$6,245	$6,133
State	765	960	922
Foreign	815	974	—
Deferred:
Federal	(13,810)	(1,858)	(1,626)
State	(1,914)	(196)	(176)
Foreign	(526)	(814)	—

	$(9,227)	$5,311	$5,253

        The following represents a reconciliation between the actual (Benefit from) provision for income taxes and income taxes computed by applying the statutory federal income tax rate (35%) to income before income taxes:

	Years Ended December 31,
	2002	2001	2000
Federal statutory rate	$(8,033)	$4,601	$4,321
State and local taxes, net of federal tax benefits	(747)	360	508
Goodwill amortization not deductible for tax purposes	—	394	393
Permanent items	(168)	91	31
Change in valuation allowance	—	(32)	—
Other, net	(279)	(103)	—

	$(9,227)	$5,311	$5,253

        Deferred income tax assets (liabilities) result from reporting income and expenses in different periods for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2002	December 31, 2001
Current deferred tax assets:
Allowance for accounts receivable	$1,553	$1,282
Inventory	1,676	1,195
Other, net	1,360	946

Net current deferred tax assets	$4,589	$3,423

Non-current deferred tax assets:
Investment write-down	$14,928	$727
Lease obligation	666	806
Net operating loss carryforwards	5,082	5,890
Other	2,663	1,144

	23,339	8,567
Less valuation allowance	2,252	2,252

	21,087	6,315

Non-current deferred tax liabilities:
Intangible assets	(20,465)	(21,548)
Capitalized software	(993)	(817)
Other	(856)	(776)

	(22,314)	(23,141)

Total long-term net deferred tax liabilities	$(1,227)	$(16,826)

Net deferred tax assets (liabilities)	$3,362	$(13,403)

        The increase in the non-current deferred tax asset for the investment write-down was due to an impairment charge of $36.2 million in the carrying value of Transcender intangible assets. At December 31, 2002, the Company had net operating loss carryforwards of approximately $9,244,000, which were available to offset future federal taxable income, if any, through 2020. During 2002, the Company utilized approximately $2,000,000 of federal net operating loss carryforwards. The Company also had net operating loss carryforwards of approximately $5,216,000 available to offset future taxable income in foreign jurisdictions.

        The valuation allowance at acquisition of Liquent was approximately $2,252,000. There was no change in the valuation allowance for the year ended December 31, 2002. A valuation allowance has been provided on certain of the Company's deferred tax assets due to the uncertainty regarding their realizability. Annually, management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance.

At such time as it is determined that it is more likely than not that deferred tax assets are realizable the valuation allowance will be reduced.

        At December 31, 2002, the Company, as a result of the acquisition of Liquent, also has research credit carryforwards of approximately $822,000, which will begin to expire in 2012.

        The Company's income taxes payable for federal and state purposes have been reduced by the tax benefits associated with the exercise of stock options. These benefits were credited to stockholders' equity and amounted to $329,000 in 2002 and $1,166,000 in 2001, respectively.

10.    1998 STOCK OPTION PLAN

        The Company's 1998 Stock Option Plan (the Plan), provides for the granting of nonqualified options to purchase not more than an aggregate of 2,466,886 shares of the Company's common stock. All directors and full-time employees of the Company are eligible to participate in the Plan. Each option granted pursuant to the Plan must provide for an exercise price per share that is at least equal to the fair market value per share of the Company's common stock on the date of grant. Options granted under the Plan are exercisable no earlier than one-year and no later than ten years from the grant date and vest in 25% increments over a four-year period from the date of grant. The exercise price of each option, the period during which each option may be exercised and the other terms and conditions of each option are determined by the Board of Directors. Options that have been granted to the Company's independent directors and certain executive officers have accelerated vesting schedules and exercisable lives.

        A summary of stock option transactions under the Plan for the years ended December 31, 2000, 2001 and 2002 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	600,052	$13.26

Granted	501,408	32.67
Exercised	(158,420)	12.11
Canceled or Lapsed	(46,871)	16.75

Outstanding at December 31, 2000	896,169	24.14

Granted	596,395	23.14
Exercised	(146,082)	13.72
Canceled or Lapsed	(272,473)	33.74

Outstanding at December 31, 2001	1,074,009	22.57

Granted	380,342	28.09
Exercised	(57,625)	13.65
Canceled or Lapsed	(129,735)	25.63

Outstanding at December 31, 2002	1,266,991	$24.32

Shares exercisable at December 31, 2000	251,115	$12.82
Shares exercisable at December 31, 2001	276,185	$18.41
Shares exercisable at December 31, 2002	497,712	$21.53

        The following table summarizes information about stock options outstanding and options exercisable at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable
$12.00-$16.60	172,681	5.2 years	$12.53	138,912	$12.02
$17.94-$22.55	381,837	8.6 years	20.62	165,627	20.67
$24.55-$27.81	276,100	8.1 years	26.08	109,700	26.05
$28.02-$33.75	436,373	8.9 years	31.11	83,473	33.11

$12.00-$33.75	1,266,991	8.1 years	$24.32	497,712	$21.53

        At December 31, 2002, 2001 and 2000, the total number of available shares eligible to be granted under the Plan was 827,407, 578,014 and 301,936, respectively.

11.    (LOSS) EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted (loss) earnings per common share for the period indicated.

	Years Ended December 31,
	2002	2001	2000
(In thousands, except per share data)
Basic:
Net (loss) income	$(13,724)	$7,838	$7,092
Average common shares outstanding	21,735	21,686	20,583

Basic (loss) earnings per share	$(0.63)	$0.36	$0.34

Diluted:
Net (loss) income	$(13,724)	$7,838	$7,092

Average common shares outstanding	21,735	21,686	20,583
Net effect of dilutive stock options—based on the treasury stock method	—	140	239

Total	21,735	21,826	20,822

Diluted (loss) earnings per share	$(0.63)	$0.36	$0.34

        In fiscal 2002, 2001 and 2000, 1,226,991, 345,268 and 351,448 stock options, respectively were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

12.    TREASURY STOCK

        On October 28, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to $30,000,000 of its common stock. The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the Securities and Exchange Commission. The authorization to repurchase the Company's common stock will remain in effect until the Company's Chief Executive Officer deems it appropriate to terminate the repurchase program. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. As of December 31, 2002, the Company repurchased a total of 381,900 shares of common stock pursuant to the repurchase authorization at a total cost of $5,227,000.

13.    COMMITMENTS AND CONTINGENCIES

        Lease Commitments—The Company primarily leases office and warehouse space, and office and computer equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property, and certain leases include escalation clauses.

        The future noncancelable minimum lease payments under operating leases and under capital leases including estimated escalation amounts as of December 31, 2002 are as follows (in thousands):

	Operating Leases	Capital Leases
Year ending December 31,
2003	$3,929	$710
2004	3,073	636
2005	2,564	591
2006	1,627	354
2007	1,312	—
Thereafter	1,317	—

Total minimum lease payments	$13,822	2,291

Less amount representing unamortized interest		332

Present value of net minimum lease payments		1,959
Less current maturities		553

Long term obligation		$1,406

        Assets recorded under capital leases and the related depreciation are included in Property and equipment as follows (in thousands):

	December 31, 2002	December 31, 2001
Buildings	$2,344	$2,344
Computer equipment	420	420

	2,764	2,764
Less accumulated depreciation	1,691	1,316

	$1,073	$1,448

        Rental expense for property and equipment under noncancelable operating lease agreements amounted to approximately $4,354,000, $2,724,000 and $1,706,000 for each of the years ended December 31, 2002, 2001 and 2000, respectively. The significant increase in rental expense in fiscal 2002 over amounts incurred in the prior years reflects the addition of lease obligations as a result of acquisitions.

        Legal Proceedings—On December 5, 2002 Venturetek, L.P., Richard Elkin, Antoine Bernheim, Stacy Bernheim and Genstar, Ltd., derivatively as shareholders of Rand Publishing Co., Inc. ("Rand") and individually, on their own behalf (the "Plaintiffs") filed a complaint in the Supreme Court of the State of New York against IHI (the "IHI Action"). The complaint alleges that IHI's predecessor, Information Ventures LLC, fraudulently acquired assets or businesses, including businesses acquired prior to the Company's initial public offering in August 1998, that were corporate opportunities of Rand. The complaint also alleges that IHI's taking of the assets or businesses constitutes a "conversion." The Plaintiffs request that all of the IHI shares and options be held in constructive trust for the benefit of the Plaintiffs. The Plaintiffs also seek damages in an amount of approximately

$750 million. IHI believes that each of the claims in the complaint is without merit and filed a motion to dismiss the complaint on February 14, 2003. IHI's motion to dismiss states that the complaint fails to state a cause of action against IHI and, even if it does, the claims are barred under the applicable statutes of limitation or on account of the Plaintiffs' laches.

        The Company's President and Chief Executive Officer, Mason P. Slaine, and Michael E. Danziger, a member of the Company's board of directors, are named as defendants in a related action entitled Venturetek, L.P., et al. v. Rand Publishing Co., Inc., et al., also currently pending in the Supreme Court of the State of New York (the "Rand Action"). As in the IHI Action, the Plaintiffs in the Rand Action, proceeding derivatively on behalf of Rand, allege that certain assets or businesses acquired by IHI, including businesses acquired prior to the Company's initial public offering in August 1998, were corporate opportunities usurped from Rand. Plaintiffs allege that Slaine and Danziger breached fiduciary duties allegedly owing to Rand by allowing IHI's predecessor, Information Ventures LLC, to acquire those businesses. Plaintiffs seek, among other remedies, the imposition of a constructive trust over Slaine's and Danziger's shares of IHI as well as compensatory damages against Slaine and Danziger in an amount alleged to be in excess of $150 million.

        From time to time, the Company is a party to other lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations, or net cash flows of the Company.

14.    EMPLOYEE BENEFIT PLAN

        The Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan). Employees are eligible to participate in the 401(k) Plan upon the attainment of age 21 and the completion of six months of employment with the Company. Acquired businesses that previously offered a 401(k) plan to their employees and qualify as an adopting employer will receive prior service credit in determining eligibility and vesting in the 401(k) Plan. Participants may make pre-tax contributions subject to Internal Revenue Service limitations. The Company, via its subsidiaries, matches 50% of an employee's contribution up to a maximum of 6% of eligible compensation. In addition, at its discretion, the Company may make additional contributions to the 401(k) Plan; no such contributions were made in fiscal years 2002, 2001, and 2000, respectively. Participant contributions and earnings thereon vest immediately. Matching contributions and earnings thereon vest in equal amounts over a three-year period. Nonvested balances are forfeited and used to offset future Plan expenses.

        The Company's contributions under these plans for each of the three years ended December 31, 2002, 2001, and 2000 were approximately $749,000, $478,000 and $320,000, respectively. The significant increases in fiscal 2002 and 2001 over amounts contributed in the prior years reflects the addition of employees as a result of acquisitions.

        The Company also has separate foreign employee benefit plans. The amounts involved are not material.

15.    SEGMENT INFORMATION

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

        The following tables set forth the information for the Company's reportable segments based on the nature of the products and services offered for the periods indicated (in thousands):

	Years Ended December 31,
	2002	2001	2000
REVENUES FROM EXTERNAL CUSTOMERS:
Intellectual property	$77,952	$41,565	$30,228
Scientific and technology information	52,053	42,424	38,984
Information technology learning	11,762	21,347	4,077

	$141,767	$105,336	$73,289

EBITDA:
Intellectual property	$21,142	$15,423	$7,839
Scientific and technology information	13,401	8,527	10,262
Information technology learning	(32,983)	10,376	1,760
Other	(4,527)	(3,099)	(2,480)

	$(2,967)	$31,227	$17,381

(LOSS) INCOME FROM OPERATIONS:
Intellectual property	$10,269	$5,890	$1,072
Scientific and technology information	6,914	3,071	5,967
Information technology learning	(36,065)	3,815	790
Other	(4,547)	(3,116)	(2,491)

	$(23,429)	$9,660	$5,338

	Years Ended December 31,
	2002	2001	2000
SEGMENT ASSETS:
Intellectual property	$201,617	$191,291	$96,904
Scientific and technology information	62,728	58,216	42,825
Information technology learning	17,661	57,334	66,147
Other	46,831	39,716	105,120

	$328,837	$346,557	$310,996

DEPRECIATION AND AMORTIZATION:(1)
Intellectual property	$10,868	$9,552	$6,769
Scientific and technology information	6,487	5,456	4,290
Information technology learning	3,082	6,558	971
Other	20	17	11

	$20,457	$21,583	$12,041

CAPITAL EXPENDITURES:(2)
Intellectual property	$2,046	$2,290	$2,263
Scientific and technology information	4,935	3,920	3,464
Information technology learning	151	793	64
Other	16	11	29

	$7,148	$7,014	$5,820

(1)
Depreciation and amortization includes $3,516,000, $2,814,000, and $2,297,000 of amortization of pre-publication costs and capitalized software, classified as Cost of sales for the years ended December 31, 2002, 2001, and 2000, respectively.

(2)
Includes purchases of property and equipment and investments in pre-publication costs.

        The Company evaluates the performance of its segments based primarily on revenues and EBITDA. The Company believes that EBITDA is the most useful measure of segment earnings because it more closely approximates the cash generating ability of the segments compared to (loss) income from operations. (Loss) income from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets. The Company generally does not incur capital expenditures to replace intangible assets within existing operations. A reconciliation of EBITDA to (loss) income from operations for each segment follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Intellectual Property
EBITDA	$21,142	$15,423	$7,839
Amortization of capitalized software	(57)	—	—
Depreciation and amortization	(10,811)	(9,552)	(6,769)
Other	(5)	19	2

Income from operations	$10,269	$5,890	$1,072

	Years Ended December 31,
	2002	2001	2000
Scientific and technology information
EBITDA	$13,401	$8,527	$10,262
Amortization of pre-publication costs	(3,385)	(2,814)	(2,297)
Depreciation and amortization	(3,102)	(2,642)	(1,993)
Other	—	—	(5)

Income from operations	$6,914	$3,071	$5,967

Information technology learning
EBITDA	$(32,983)	$10,376	$1,760
Amortization of capitalized software	(74)	—	—
Depreciation and amortization	(3,008)	(6,558)	(971)
Other	—	(3)	1

(Loss) income from operations	$(36,065)	$3,815	$790

Other
EBITDA	$(4,527)	$(3,099)	$(2,480)
Depreciation and amortization	(20)	(17)	(11)

(Loss) from operations	$(4,547)	$(3,116)	$(2,491)

        The following table presents revenues by geographic location (in thousands):

	Years Ended December 31,
	2002	2001	2000
United States	$102,004	$79,971	$59,461
Europe	26,171	14,800	5,824
Other	13,592	10,565	8,004

	$141,767	$105,336	$73,289

        The following table presents long-lived assets by geographic location (in thousands):

	December 31, 2002	December 31, 2001
United States	$165,204	$196,689
Europe	26,336	27,308

	$191,540	$223,997

16.    COMPREHENSIVE INCOME

        The following table is a reconciliation of the Company's net (loss) income to comprehensive (loss) income (in thousands):

	Years Ended December 31,
	2002	2001	2000
Net (loss) income	$(13,724)	$7,838	$7,092
Other comprehensive income:
Foreign currency translation adjustment	626	—	—

Comprehensive (loss) income	$(13,098)	$7,838	$7,092

17.    FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

        Concentration of credit risk—Financial instruments that potentially subject the Company to credit risks consists principally of trade accounts receivable and short-term investments.

        The Company had amounts receivable from four customers representing 9% of accounts receivable and five customers representing 15% of accounts receivable at December 31, 2002 and 2001, respectively. No single customer accounted for an amount equal to or greater than 10% of the Company's trade receivables. Overall, the Company believes the concentration of credit risk in its trade accounts receivables is substantially mitigated by the Company's ongoing credit evaluation process and due to the large number of customers comprising the Company's customer base. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

        The Company invests its excess cash in high quality short-term liquid money market instruments and commercial paper. The Company has a policy of making investments only with institutions that have at least an "A" credit rating from a national rating agency. The investments generally mature within six months. The Company has not incurred losses related to these investments.

        The Company maintains its cash in demand deposit accounts, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2002, the Company had approximately $26,914,000 of cash in excess of FDIC insurance limits. The Company believes that the risk of any loss is minimal based on the financial condition of the institutions in which the funds are deposited.

        Fair value of financial instruments—The carrying amounts of cash and equivalents, short-term investments, accounts receivable and accounts payable reported in the accompanying Consolidated Balance Sheets approximates fair value because of the short-term maturity of these instruments.

        The carrying value of the Company's borrowings under its capitalized lease obligations approximates fair value based on quoted market prices for the same or similar instruments and was not material as of December 31, 2002.

        The fair value of the Company's forward contracts is estimated based on quoted market prices of comparable contracts.

        Off Balance Sheet Risk—A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations. Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies. At December 31, 2002, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than six months, aggregating approximately $16,400,000. Realized gains and losses relating to the forward contracts were immaterial for the years ended December 31, 2002, 2001 and 2000.

18.    SUBSEQUENT EVENTS

        On February 28, 2003 the Company announced that it had reached a definitive agreement to sell its CRC Press business. Under the terms of the agreement, the Company will sell effectively all assets of CRC Press and its subsidiaries (together, CRC Press), excluding cash and intercompany obligations, for cash consideration of approximately $95 million. The buyers in the transaction will also assume normal operating liabilities of CRC Press. The Company expects the transaction to be completed during the second quarter of 2003. Because the criteria for assets to be held for sale were met subsequent to the balance sheet date of December 31, 2002, the assets, liabilities and operating results of CRC Press are presented within the consolidated financial statements of the Company for all periods presented. No gain or loss on the anticipated sale of the business is included in the accompanying financial statements. CRC Press and its subsidiaries comprised the entirety of the Company's STI segment. Subsequent to the disposition of CRC Press, the Company will no longer have operations in the STI segment.

        Included within the Consolidated Balance Sheets of the Company are the following balances related specifically to CRC Press (including intercompany balances):

	December 31, 2002	December 31, 2001
(in thousands)
Current assets	$24,423	$19,047
Long-term assets	38,305	39,169

Total assets	$62,728	$58,216

Total liabilities	$18,047	$14,711
Total equity	44,681	43,505

Total liabilities and equity	$62,728	$58,216

        Included within the Consolidated Statements of Operations of the Company are the following balances specifically related to CRC Press (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenues	$52,053	$42,424	$38,984
Income before provision for income taxes	$6,759	$2,923	$5,828

        On March 4, 2003, the Company voluntarily terminated its Credit Facility (See Note 8—Revolving Credit Facility). The Company had no outstanding borrowings under the Credit Facility at any time since its inception. The Company terminated the Credit Facility based on the strength of its current financial position, anticipated positive cash flow from operations prospectively and the impending sale of its CRC Press business.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Equity Compensation Plan Information
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INFORMATION HOLDINGS INC. CERTIFICATION BY CHIEF EXECUTIVE OFFICER
INFORMATION HOLDINGS INC. CERTIFICATION BY CHIEF FINANCIAL OFFICER
Report of Independent Auditors
INFORMATION HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
INFORMATION HOLDINGS INC. CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31 (In thousands, except per share data)
INFORMATION HOLDINGS INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31 (In thousands, except share data)
INFORMATION HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31 (In thousands)
INFORMATION HOLDINGS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000