Form 10-Q
period 2003-03-31
INFORMATION HOLDINGS INC
filed 2003-05-14
CIK 1063744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2003

Commission File Number:   1-14371

INFORMATION HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1518007
(State of incorporation)	(IRS Employer Identification Number)

2777 Summer Street, Suite 209 Stamford, Connecticut	06905
(Address of principal executive offices)	(Zip Code)

(203) 961-9106
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☐ Yes  ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       ☒ Yes  ☐ No

As of May 13, 2003, there were 21,466,188 shares of the Company’s common stock, par value $0.01 per share outstanding.

INFORMATION HOLDINGS INC.

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$61,974	$53,910
Short-term investments	8,261	13,056
Accounts receivable (net of allowance for doubtful accounts and sales returns of $609 and $503, respectively)	31,050	29,375
Prepaid expenses and other current assets	3,228	3,940
Deferred income taxes	4,589	4,589
Total assets of discontinued operations	55,860	59,653
Total current assets	164,962	164,523
Property and equipment, net	5,329	5,837
Identified intangible assets, net	70,310	72,309
Goodwill	83,140	83,099
Deferred income taxes	552	164
Other assets	2,612	3,069

TOTAL	$326,905	$329,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$147	$145
Accounts payable	28,316	26,224
Accrued expenses	9,662	13,747
Deferred subscription revenue	23,662	21,129
Total liabilities of discontinued operations	14,229	17,891
Total current liabilities	76,016	79,136

Capital leases	26	63
Other long-term liabilities	37	62
Total liabilities	76,079	79,261

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 21,828,803 and 21,815,677 shares, respectively; outstanding 21,446,903 and 21,433,777 shares, respectively	218	218
Additional paid-in capital	247,204	247,026
Retained earnings	8,191	7,097
Treasury stock, at cost, 381,900 shares	(5,227)	(5,227)
Accumulated other comprehensive income	440	626
Total stockholders’ equity	250,826	249,740

TOTAL	$326,905	$329,001

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Revenues	$22,208	$22,232
Cost of sales	6,561	5,656
Gross profit	15,647	16,576
Operating expenses:
Selling, general and administrative	10,660	9,943
Depreciation and amortization	3,092	3,445
Total operating expenses	13,752	13,388
Income from operations	1,895	3,188
Other income (expense):
Interest income	188	255
Interest expense	(56)	(88)
Early termination of credit agreement	(575)	—
Income from continuing operations before income taxes	1,452	3,355
Provision for income taxes	462	1,200
Net income from continuing operations	990	2,155
Income from operations of discontinued segment, net of income tax provision of $103 and $373	104	659
Net income	$1,094	$2,814

Net income per basic and diluted common share:
Continuing operations	$0.05	$0.10
Discontinued operations	0.00	0.03
Net income	$0.05	$0.13

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,094	$2,814
Less: Income from discontinued operations	104	659
Net income from continuing operations	990	2,155

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,092	1,088
Amortization of other intangible assets	2,000	2,357
Change in non-current deferred income tax liabilities	(387)	(422)
Termination of credit facility	494	—
Other	92	34
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable, net	(1,675)	(1,931)
(Increase) decrease in inventories	(43)	8
Decrease in prepaid and other current assets	132	302
Increase (decrease) in accounts payable and accrued expenses	139	(6,114)
Income tax benefit from stock options exercised	21	152
Net change in income taxes (receivable) payable	(1,556)	1,584
Increase in deferred revenue	2,533	2,463
Net change in other assets and liabilities	(112)	(234)
Net Cash Provided by Continuing Operations	3,720	1,442
Net Cash Provided by Discontinued Operations	1,018	2,652

Net Cash Provided by Operating Activities	4,738	4,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(445)	(822)
Sales of short-term investments	4,795	3,410
Capitalized software development cost	(89)	—
Capitalized internal-use software	(159)	(69)
Proceeds from disposal of property and equipment	—	4
Net Cash Provided by Continuing Operations	4,102	2,523
Net Cash Used in Discontinued Operations	(801)	(916)

Net Cash Provided by Investing Activities	3,301	1,607
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from stock options exercised	157	288
Principal payments on capital leases	(35)	(32)
Net Cash Provided by Continuing Operations	122	256
Net Cash Used in Discontinued Operations	(97)	(86)

Net Cash Provided by Financing Activities	25	170

NET INCREASE IN CASH AND EQUIVALENTS	8,064	5,871

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	53,910	38,612

CASH AND EQUIVALENTS AT END OF PERIOD	$61,974	$44,483

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                                    BASIS OF PRESENTATION

The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 2002 has been derived from IHI’s Annual Report on Form 10-K for the year then ended.  All other consolidated financial statements contained herein have been prepared by IHI and are unaudited.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto contained in IHI’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of March 31, 2003, and the consolidated results of operations and cash flows for the periods presented herein.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

On February 27, 2003, the Company entered into a definitive purchase agreement to sell substantially all of the assets and certain liabilities of its wholly owned subsidiary CRC Press (See Note B - Discontinued Operations).  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations for all periods presented herein.  The transaction was completed on April 8, 2003.

Certain reclassifications have been made to the financial statements of the prior period to conform to the March 31, 2003 presentation.

B.                                  DISCONTINUED OPERATIONS

On February 27, 2003, the Company entered into a definitive purchase agreement (the Purchase Agreement) to sell substantially all of the assets and certain liabilities of its wholly owned subsidiaries CRC Press LLC (CRC Press), CRC Press (U.K.) LLC and Parthenon Publishing Group, Inc. (together, CRC), to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (together, the Buyer), for approximately $95 million in cash, subject to a post closing adjustment.

CRC comprised the entirety of the Company’s scientific and technology information (STI) segment.  Subsequent to the date of sale, the Company will no longer have operations in the STI segment.  In accordance with SFAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), all assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s March 31, 2003 financial statements as discontinued operations.  Additionally, the Company’s financial statements have been reclassified to reflect the STI segment as a discontinued operation for all periods presented (See Note F - Segment Information).

The transaction was completed on April 8, 2003. The final sale price is subject to a post-closing adjustment based on the closing date balance sheet of CRC Press.  Approximately $3 million of the proceeds are being held in escrow related to representations and warranties contained in the Purchase Agreement.  These proceeds will become available to the Company in April 2004 unless the Buyer has valid claims resulting from a breach of the representations and warranties.  The Company estimates a gain of $30 to $33 million, net of income taxes associated with the transaction, which will be recorded during the second quarter of 2003.

Summary operating results for the discontinued STI operations follow:

	Three Months Ended March 31, (Unaudited)
(In thousands)	2003	2002

Revenues	$10,805	$11,056

Pre-tax income from discontinued operations	207	1,032
Provision for income taxes	(103)	(373)
Net income from discontinued operations	$104	$659

Summarized unaudited balance sheet information for the discontinued STI operations follow:

(In thousands)	March 31, 2003	December 31, 2002

Assets:
Current assets	$17,891	$21,348
Property and equipment, net	1,949	2,109
Identified intangible assets, net	27,494	28,130
Goodwill, net	5,868	5,868
Other long-term assets	2,658	2,198
Total assets of discontinued operations	$55,860	$59,653

Liabilities:
Current liabilities	$11,019	$14,529
Long-term liabilities	3,210	3,362
Total liabilities of discontinued operations	$14,229	$17,891

C.                                    STOCK-BASED COMPENSATION

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value of the options at the dates of grant consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net income as reported	$1,094	$2,814
Deduct: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	955	819
Pro forma	$139	$1,995

Basic earnings per common share:
As reported	$0.05	$0.13
Pro forma	$0.01	$0.09

Diluted earnings per common share:
As reported	$0.05	$0.13
Pro forma	$0.01	$0.09

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

Three Months Ended March 31

	2003	2002
Risk free interest rate1	2.95%	4.4%

Expected life of option grants (years)

5

Expected volatility

65.33

%

64.92

%

Expected dividend yield

0

0

Weighted average fair value	$9.07	$16.09

D.                                    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share data)	2003	2002

Net income:
Continuing operations	$990	$2,155
Discontinued operations	104	659
Total	$1,094	$2,814

Weighted average shares outstanding:
Basic	21,437	21,760
Net effect of dilutive stock options – based on the treasury stock method	34	191
Diluted	21,471	21,951

Earnings per share:
Basic and diluted
Income from continuing operations	$0.05	$0.10
Income from discontinued operations	0.00	0.03
Net income	$0.05	$0.13

During the first quarter of 2003, employees exercised stock options to acquire 13,126 shares at an exercise price of $12.00 per share.  For the three months ended March 31, 2003 and 2002, 1,129,225 and 287,823 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

E.                                      ACQUISITIONS

On May 9, 2002, the Company acquired substantially all of the assets of Aurigin Systems, Inc. (Aurigin) for cash consideration of approximately $14,043,000 including the assumption of certain liabilities.  Aurigin provides intellectual property management systems used primarily by corporations to search, analyze, annotate and group patent information, as well as proprietary corporate data.  The purchase price was allocated to net tangible liabilities of $1,553,000, identified intangible assets of $1,600,000 and tax-deductible goodwill of $13,996,000.  The Company has obtained an independent appraisal of the fair value of the identified intangible assets and their remaining useful lives (six years).

The Aurigin acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of its operations have been included in the Company’s results of operations from its date of acquisition.

The following unaudited pro forma information presents the results of operations of the Company, as if the 2002 acquisition of Aurigin had taken place as of January 1, 2002:

Three MonthsEnded
(In thousands, except per share data)	March 31, 2002

Revenues	$23,758

Net income	$2,759
Basic earnings per common share	$0.13
Diluted earnings per common share	$0.13

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

F.                                      SEGMENT INFORMATION

As of March 31, 2003, the Company has two reportable segments contributing to its results from continuing operations: intellectual property (IP) and information technology learning (ITL).  The intellectual property segment, which includes MicroPatent, Master Data Center and Liquent, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals. The information technology learning segment is Transcender, which is a leading online provider of IT certification test preparation products.

As of December 31, 2002, the date of the Company’s most recently filed Annual Report on Form 10-K, the Company had included a third segment: scientific and technology information (STI), comprised solely of its wholly owned subsidiary CRC Press and its subsidiaries (together, CRC).  In February 2003, the Company determined to permanently exit the STI segment and, on February 27, 2003, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets and certain liabilities of CRC to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (See Note B - Discontinued Operations).  Based on these events, the Company’s financial statements have been reclassified to reflect the STI segment as a discontinued operation for all periods presented.  The transaction was completed on April 8, 2003.

The following tables set forth the information for the Company’s reportable segments of continuing operations based on the nature of the products and services offered for the periods indicated:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	Segment		Segment
(In thousands)	IP	ITL	IP	ITL

Revenues from external customers	$19,657	$2,551	$18,919	$3,313
EBITDA	5,735	588	6,766	879
Operating income	2,996	172	4,154	51
Segment assets excluding goodwill	131,667	4,406	132,019	13,046
Goodwill, net	70,340	12,800	55,043	43,600

The Company evaluates the performance of its segments based primarily on revenues and EBITDA.  The Company believes that EBITDA is the most useful measure of segment earnings because it more closely approximates the cash generating ability of the segments compared to income from operations.  Income from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets.  The Company generally does not incur capital expenditures to replace intangible assets within existing operations.  A reconciliation of EBITDA to income from operations for each segment follows:

	Three Months Ended March 31,
(In thousands)	2003	2002

Intellectual Property
EBITDA	$5,735	$6,766
Amortization of capitalized software	(36)	—
Depreciation and amortization	(2,703)	(2,612)
Income from operations	$2,996	$4,154

Information technology learning
EBITDA	$588	$879
Amortization of capitalized software	(33)	—
Depreciation and amortization	(383)	(828)
Income from operations	$172	$51

Other
EBITDA	$(1,842)	$(1,012)
Depreciation and amortization	(6)	(5)
Early termination of credit agreement	575	—
Loss from operations	$(1,273)	$(1,017)

G.                                    COMPREHENSIVE INCOME

The following table is a reconciliation of the Company’s net income to comprehensive income:

	Three Months Ended March 31,
(In thousands)	2003	2002

Net income	$1,094	$2,814
Other comprehensive loss
Foreign currency translation adjustment	(186)	(7)
Comprehensive income	$908	$2,807

H.                                    TREASURY STOCK

On October 28, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to $30,000,000 of its common stock.  The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the Securities and Exchange Commission.  The authorization to repurchase the Company’s common stock will remain in effect until the Company’s Chief Executive Officer deems it appropriate to terminate the repurchase program.  Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. As of March 31, 2003, the Company repurchased a total of 381,900 shares of common stock pursuant to the repurchase authorization at a total cost of $5,227,000.  No shares were repurchased during the three months ended March 31, 2003.

INFORMATION HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the Company for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  This review should be read in conjunction with the consolidated financial statements and notes presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2002 Annual Report on Form 10-K.

Overview

Impact of Acquisitions and Divestitures

A key component of the Company’s historical growth has been to pursue acquisitions where opportunities exist to internally grow the acquired companies’ revenues and increase profitability through operating efficiencies.  Since beginning operations in January 1997, the Company has completed 14 significant acquisitions, including eight in the intellectual property segment (IP), five in scientific and technology information segment (STI) and one in the information technology learning segment (ITL), as well as some minor acquisitions that are not otherwise disclosed herein.

On April 8, 2003, the Company completed the sale of CRC Press and its subsidiaries, comprising the entirety of its STI segment, for cash consideration of approximately $95 million, subject to a post-closing adjustment.  For the periods presented herein, results for this segment have been recorded as discontinued operations.

The Company may seek additional acquisitions that will further the Company’s growth and operating strategies.  If the Company acquires additional businesses, its sales mix, market focus, cost structure and operating leverage may change significantly.  Consequently, the Company’s historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in some respects.  Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

Consolidated Results of Operations

Summary

Revenues of $22.2 million were essentially equal to revenues in the prior year quarter.  Revenues increased by $0.7 million, or 4%, in the IP segment, offset by a decrease of $0.7 million, or 23%, in the ITL segment.  Gross profits decreased by $0.9 million, or 6%, with gross profit margins declining to 70.5% from 74.6%.  The decrease in gross margins is due primarily to lower software license revenues in the Company’s Liquent unit, based on the significant profit contribution of incremental license revenues.  Selling, general and administrative expenses (SG&A) increased $0.7 million, or 7%, due primarily to costs related to Aurigin Systems, which was acquired in May 2002.  SG&A decreased in the ITL segment based on cost containment initiatives.  Depreciation and amortization decreased by $0.4 million, or 10%, due primarily to decreased amortization of intangible assets in the ITL segment following an impairment charge recorded in the fourth quarter of fiscal 2002.

Based on the factors above, income from operations decreased by $1.3 million, or 41%, to $1.9 million from $3.2 million.  During the first quarter of 2003, the Company incurred costs of approximately $0.6 million associated with the early termination of a credit agreement.  There were no outstanding borrowings under the credit agreement.  The credit agreement was terminated to facilitate the sale of CRC Press.  Under the terms of the credit facility, the assets of CRC Press and other IHI subsidiaries had been pledged as security.  The early termination costs include approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

The provision for income taxes as a percentage of pre-tax income was approximately 32% in the first quarter of 2003, compared to approximately 36% in the first quarter of 2002.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes, and amortization of intangible assets, which is not tax deductible.  The decrease in the tax rate is due to the impact of book-tax differences, which were consistent in dollar amount, while pre-tax income decreased.

Net income from continuing operations approximated $1.0 million, or $0.05 per diluted common share, in the first quarter of 2003, compared to $2.2 million, or $0.10 per diluted common share, in the prior year quarter.

Income from discontinued operations approximated $0.1 million in the first quarter of 2003, compared to $0.7 million in the first quarter of 2002.  Income from discontinued operations declined primarily as a result of decreased sales of reference products in the period.

The Company evaluates the performance of its segments based primarily on revenues and EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company believes that EBITDA is the most useful measure of segment earnings because it more closely approximates the cash generating ability of the segments compared to income from operations.  Income from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets.  The Company generally does not incur capital expenditures to replace intangible assets within existing operations.

Segment Review

IP Group

Revenues increased $0.7 million, or 4%, to $19.6 million from $18.9 million.  The strongest areas of revenue growth included:  revenues from patent information subscriptions at MicroPatent, both as a result of the acquisition of Aurigin in May 2002 and strong growth in core subscriptions; IP management services at MDC; and database and maintenance subscriptions at Liquent.  These revenue increases were partly offset by a decline in software license sales and service revenues at Liquent.

Income from operations decreased $1.2 million, or 28%, to $3.0 million from $4.2 million.  Income from operations decreased at Liquent, due primarily to the revenue decreases noted above and relatively stable operating expenses.  Income from operations decreased slightly at MicroPatent due primarily to costs associated with Aurigin.  Income from operations increased at MDC, due to strong revenue growth and relatively stable operating expenses.  EBITDA decreased $1.0 million, or 15%, to $5.7 million.  EBITDA margins approximated 29% in the first quarter of 2003, compared to 36% in the first quarter of 2002.  The most significant factor in the decrease was the decline in software license revenues at Liquent.

ITL

Revenues decreased $0.7 million, or 23%, to $2.6 million from $3.3 million.  Revenues in this segment have been adversely impacted by difficult market conditions in the IT market overall and unfavorable product release cycles in the IT certification area in particular.

Income from operations in this segment increased $0.1 million to $0.2 million.  The increase is due primarily to lower amortization of intangible assets, partially offset by decreased profit contribution from lower revenues.  Operating expenses were reduced by approximately $0.5 million.    EBITDA in this segment decreased $0.3 million, or 33%, to $0.6 million from $0.9 million.  EBITDA margins approximated 23% in the first quarter of 2003, compared to 27% in the first quarter of 2002.

Reconciliation of Segment EBITDA to Income from Operations

A reconciliation of EBITDA to income from operations for each segment follows:

	Three Months Ended March 31,
(In thousands)	2003	2002

Intellectual Property
EBITDA	$5,735	$6,766
Amortization of capitalized software	(36)	—
Depreciation and amortization	(2,703)	(2,612)
Income from operations	$2,996	$4,154

Information technology learning
EBITDA	$588	$879
Amortization of capitalized software	(33)	—
Depreciation and amortization	(383)	(828)
Income from operations	$172	$51

Other
EBITDA	$(1,842)	$(1,012)
Depreciation and amortization	(6)	(5)
Early termination of credit agreement	575	—
Loss from operations	$(1,273)	$(1,017)

Liquidity and Capital Resources

On February 27, 2003, the Company announced it had reached a definitive agreement to sell its STI segment, comprised of CRC Press and its subsidiaries, for cash consideration of approximately $95 million.  The transaction was completed on April 8, 2003.  The sale price is subject to a post-closing adjustment based on the closing date balance sheet of CRC Press.  Approximately $3 million of the proceeds are being held in escrow related to representations and warranties contained in the asset sale agreement.  These proceeds will become available to the Company in April 2004 unless the buyers have valid claims resulting from a breach of the representations and warranties.  The proceeds from the sale of the STI segment, net of income taxes associated with the transaction, will be used to finance future acquisitions and for general corporate purposes.  The Company currently does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions.  Pending such uses, the proceeds will be invested in investment grade securities.

In March 2000, the Company sold approximately 4.5 million shares of its common stock and received approximately $155 million of net proceeds.  As of March 31, 2003, proceeds of approximately $148 million have been used from this offering to fund acquisitions in the Company’s information and publishing businesses.  The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes.  Pending such uses, the proceeds will be invested in investment grade securities.

The Company’s Board of Directors authorized a share repurchase program in October 2002, enabling the Company to repurchase up to $30 million of its common stock.  Through May 14, 2003, the Company had purchased approximately $5.2 million of its common stock.  The Company may use up to $24.8 million of cash and short-term investments in the future to purchase additional shares of its common stock.

Cash and equivalents, including short-term investments, totaled $70.2 million at March 31, 2003 compared to $67.0 million at December 31, 2002.  Excluding cash, cash equivalents and short-term investments, the Company’s continuing operations had a working capital deficit of $(22.9) million at March 31, 2003 compared to a working capital deficit of $(23.3) million at December 31, 2002.  Since the Company receives patent annuity payments and subscription payments in advance, the Company’s existing operations are expected to maintain very low or negative working capital balances, excluding cash and investments.  Included in current liabilities at March 31, 2003, are obligations related to patent annuity payments of approximately $23.8 million and deferred revenue of approximately $23.7 million.  In April 2003, the Company received cash proceeds in excess of $90 million from the disposition of its STI segment.  While the Company expects to make income tax payments of $16 to $18 million associated with the gain on sale of its STI segment over the next nine months, it currently has over $150 million in cash and short-term investments.

Cash generated from operating activities of continuing operations was $3.7 million for the three months ended March 31, 2003, derived from net income of $1.0 million plus non-cash charges of $3.3 million and an increase in net operating assets of $0.6 million.  The increase in net operating assets is primarily the result of decreased income taxes payable and increased accounts receivable, primarily related to patent annuity payments at MDC, partially offset by increased accounts payable and increased deferred revenue, primarily related to subscription products at MicroPatent and Liquent.

Cash provided by investing activities from continuing operations was $4.1 million for the three months ended March 31, 2003, due primarily to the sale of short term investments of $4.8 million.  Capital expenditures, including capitalized software costs, approximated $0.7 million in the period.  Excluding acquisitions of businesses, the Company’s existing operations are not capital intensive.

Cash provided by financing activities from continuing operations was immaterial.  The Company had no borrowing or repayment activity under the Credit Facility prior to its termination in March 2003.

Total cash provided by discontinued operations approximated $0.1 million.  Total cash from operating activities was $1.0 million, offset by capital spending of approximately $0.8 million, including purchases of equipment and capitalized pre-publication costs.

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

Seasonality

The Company does not believe its businesses have significant seasonality.  The Company may experience fluctuations in revenues from period to period based on the timing of acquisitions, new product launches and the timing of license sales.

Effects of Inflation

The Company believes that inflation has not had a material impact on the results of operations presented herein.

Critical Accounting Policies

The Company’s accounting policies are disclosed in the Company’s 2002 Annual Report on Form 10-K.  There have been no material changes to these policies during the first three months of fiscal 2003.

Forward-Looking Statements

Certain statements in this report contain forward-looking statements, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company’s disclosures under the heading Important Factors Relating to Forward-Looking Statements contained in the Company’s 2002 Annual Report on Form 10-K.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk  - Prior to the termination of the Credit Facility in March 2003, the Company was subject to market risks arising from changes in interest rates.  Interest rate exposure results from changes in the Eurodollar or the prime rate, which were used to determine the interest rate applicable to borrowings under the Credit Facility.  The Company had no outstanding borrowings under the Credit Facility at any time since its inception.

Foreign Currency Exchange Rate Risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  During the quarter ended March 31, 2003, the Company’s operating results include foreign exchange losses of $77,000.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At March 31, 2003, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than three months, aggregating approximately $17,390,000.  Realized gains and losses relating to the forward contracts were immaterial for the quarter ended March 31, 2003.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

Item 4.            Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls to the date of their evaluation.

INFORMATION HOLDINGS INC.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

There have been no material developments in the legal proceedings reported in the Company’s Annual Report of Form 10-K for the year ended December 31, 2002.

Item 2.            Changes in Securities and Use of Proceeds

The following report relates to the Company’s secondary public stock offering:

Commission file number of registration statement:	333-30202
Effective Date:	March 14, 2000

Expenses incurred through March 31, 2003:
Underwriting discounts	$8,595,000
Other expenses	$522,000
Total expenses	$9,117,000

Application of proceeds through March 31, 2003:
Acquisitions of businesses, titles and equity interests	$147,827,000
Temporary investments	$7,173,000
(Commercial paper and money market funds)

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 22, 2003, the Company filed a Current Report on Form 8-K (the Form 8-K) reporting the April 8, 2003 sale, pursuant to an Asset Purchase Agreement dated February 27, 2003, of substantially all of the assets and certain liabilities of its wholly owned subsidiaries CRC Press LLC (“CRC Press LLC”), CRC Press (U.K.) LLC and Parthenon Publishing Group, Inc. (together, CRC), to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (together, “the Buyer”), for approximately $95,000,000 in cash, subject to a post closing adjustment.  On May 7, 2003, the Company filed an amendment to the Form 8-K containing the required pro forma condensed consolidated financial statements of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.

Date:	May 14, 2003	By:	/s/ Vincent A. Chippari
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Vincent A. Chippari
Vincent A. Chippari
Executive Vice President and Chief Financial Officer