Form 10-Q
period 2003-06-30
INFORMATION HOLDINGS INC
filed 2003-08-14
CIK 1063744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2003

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

☒ Yes ☐ No

As of August 14, 2003, there were 20,872,237 shares of the Company’s common stock, par value $0.01 per share outstanding.

INFORMATION HOLDINGS INC.

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$109,836	$53,910
Short-term investments	36,698	13,056
Restricted cash	3,000	—
Accounts receivable (net of allowance for doubtful accounts and sales returns of $585 and $503, respectively)	26,024	29,375
Prepaid expenses and other current assets	2,796	3,940
Deferred income taxes	4,067	4,589
Total assets of discontinued operations	—	59,653
Total current assets	182,421	164,523
Investments	6,742	—
Property and equipment, net	4,831	5,837
Identified intangible assets, net	68,311	72,309
Goodwill	83,140	83,099
Other assets	3,254	3,233

TOTAL	$348,699	$329,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,046	$26,224
Accrued expenses	12,444	11,098
Accrued income taxes	16,493	2,794
Deferred subscription revenue	20,262	21,129
Total liabilities of discontinued operations	—	17,891
Total current liabilities	76,245	79,136

Other long-term liabilities	12	125
Total liabilities	76,257	79,261

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 21,869,130 and 21,815,677 shares, respectively; outstanding 20,861,930 and 21,433,777 shares, respectively	219	218
Additional paid-in capital	247,766	247,026
Retained earnings	38,963	7,097
Treasury stock, at cost, 1,007,200 and 381,900 shares, respectively	(14,723)	(5,227)
Accumulated other comprehensive income	217	626
Total stockholders’ equity	272,442	249,740

TOTAL	$348,699	$329,001

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$21,926	$22,781	$44,134	$45,013
Cost of sales	6,562	6,111	13,123	11,767
Gross profit	15,364	16,670	31,011	33,246
Operating expenses:
Selling, general and administrative	10,945	10,246	21,605	20,189
Depreciation and amortization	3,023	3,603	6,115	7,049
Total operating expenses	13,968	13,849	27,720	27,238
Income from operations	1,396	2,821	3,291	6,008
Other income (expense):
Interest income	679	262	867	518
Interest expense	(3)	(89)	(59)	(177)
Early termination of credit agreement	—	—	(575)	—
Other expense	—	(3)	—	(3)
Income from continuing operations before income taxes	2,072	2,991	3,524	6,346
Provision for income taxes	779	1,120	1,241	2,320
Net income from continuing operations	1,293	1,871	2,283	4,026
Income from discontinued operations, net of income taxes	29,479	1,197	29,583	1,856
Net income	$30,772	$3,068	$31,866	$5,882
Net income per basic common share:
Continuing operations	$0.06	$0.09	$0.11	$0.18
Discontinued operations	1.39	0.05	1.39	0.09
Net income	$1.45	$0.14	$1.50	$0.27
Net income per diluted common share:
Continuing operations	$0.06	$0.09	$0.11	$0.18
Discontinued operations	1.39	0.05	1.39	0.08
Net income	$1.45	$0.14	$1.49	$0.27

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,866	$5,882
Gain on sale of assets of discontinued operations	(30,332)	—
Loss (income) from discontinued operations	749	(1,856)
Net income from continuing operations	2,283	4,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,116	2,292
Amortization of other intangible assets	3,999	4,757
Change in non-current deferred income tax liabilities	(773)	(774)
Termination of credit facility	494	—
Other	174	87
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in accounts receivable, net	3,351	(108)
Decrease in prepaid and other current assets	1,458	1,551
Decrease in accounts payable and accrued expenses	(1,431)	(6,285)
Income tax benefit from stock options exercised	99	321
Net change in income taxes (receivable) payable	(2,427)	2,490
(Decrease) increase in deferred revenue	(867)	1,124
Net change in other assets and liabilities	(527)	(351)
Net Cash Provided by Continuing Operations	7,949	9,130
Net Cash Provided by Discontinued Operations	907	4,518
Net Cash Provided by Operating Activities	8,856	13,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of discontinued operations	91,969	—
Acquisitions of businesses	—	(14,043)
Purchases of property and equipment	(886)	(1,407)
(Purchase) sales of short-term investments	(23,642)	3,207
Purchase of other investments held to maturity	(6,742)	—
Amounts deposited in escrow fund	(3,000)	—
Capitalized software development cost	(493)	(353)
Capitalized internal-use software	(304)	(119)
Proceeds from disposal of property and equipment	—	33
Net Cash Provided by (Used in) Continuing Operations	56,902	(12,682)
Net Cash Used in Discontinued Operations	(801)	(2,299)
Net Cash Provided by (Used in) Investing Activities	56,101	(14,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from stock options exercised	642	758
Purchase of treasury stock	(9,496)	—
Principal payments on capital leases	(71)	(66)
Net Cash (Used in) Provided by Continuing Operations	(8,925)	692
Net Cash Used in Discontinued Operations	(106)	(174)
Net Cash (Used in) Provided by Financing Activities	(9,031)	518
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	55,926	(815)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	53,910	38,612
CASH AND EQUIVALENTS AT END OF PERIOD	$109,836	$37,797

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                                    BASIS OF PRESENTATION

The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 2002 has been derived from IHI’s Annual Report on Form 10-K for the year then ended as adjusted to reflect the disposition of CRC (as defined in Note C).  All other consolidated financial statements contained herein have been prepared by IHI and are unaudited.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto contained in IHI’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of June 30, 2003, and the consolidated results of operations and cash flows for the periods presented herein.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

On April 8, 2003, the Company sold substantially all of the assets and liabilities of its wholly owned subsidiary CRC (See Note C - Discontinued Operations).  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations for all periods presented herein.

Certain reclassifications have been made to the financial statements of the prior period to conform to the June 30, 2003 presentation.

B.                                    INVESTMENTS

Investments consist of debt securities acquired with cash not immediately needed in operations.  Such amounts have original maturities exceeding one year and are stated at market value, which approximates amortized cost.  As of June 30, 2003, investments consisted of corporate bonds with a market value of $6,742,000 and maturities of between 12 and 18 months.  Unrealized gains and losses on investments are immaterial for the three and six months ended June 30, 2003.

C.                                  DISCONTINUED OPERATIONS

On February 27, 2003, the Company entered into a definitive purchase agreement (the Purchase Agreement) to sell substantially all of the assets and certain liabilities of its wholly owned subsidiaries CRC Press LLC (CRC Press), CRC Press (U.K.) LLC and Parthenon Publishing Group, Inc. (together, CRC), to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (together, the Buyer).

CRC comprised the entirety of the Company’s scientific and technology information (STI) segment.  Subsequent to the date of sale, the Company will no longer have operations in the STI segment.  In accordance with SFAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), all assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s June 30, 2003 financial statements as discontinued operations.  Additionally, the Company’s financial statements have been reclassified to reflect the STI segment as a discontinued operation for all periods presented (See Note G - Segment Information).

The transaction was completed on April 8, 2003.  During the second quarter the Company received net proceeds of approximately $92 million, representing the cash consideration for the assets sold less deal related expenses paid through June 30, 2003.  The sale price remains subject to a post-closing adjustment based on the closing date balance sheet of CRC.  Approximately $3 million of the proceeds is being held in escrow related to representations and warranties contained in the Purchase Agreement.  These proceeds will become available to the Company in April 2004 unless the Buyer asserts claims under the Purchase Agreement prior to then.  All proceeds held in escrow will remain classified as Restricted cash on the Consolidated Balance Sheet until made available to the Company.

The Company recognized a gain of $30.3 million, net of income taxes associated with the transaction of $15.9 million, all of which was recorded as part of discontinued operations during the second quarter of 2003.

Summary operating results for the discontinued STI operations follow:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(In thousands)	* 2003	2002	* 2003	2002

Revenues	$171	$12,864	$10,976	$23,920

Pre-tax (loss) income from discontinued operations	(1,333)	1,821	(1,126)	2,853
Benefit from (provision for) income taxes	480	(624)	377	(997)
Net (loss) income from discontinued operations	(853)	1,197	(749)	1,856
Gain on disposal of discontinued operations, net of taxes	30,332	—	30,332	—
Income from discontinued operations	$29,479	$1,197	$29,583	$1,856

* Reflects results through disposal on April 8, 2003.

Summarized unaudited balance sheet information for the discontinued STI operations as included within the accompanying Consolidated Balance Sheet at December 31, 2002 consists of the following:

(In thousands)

Assets:
Current assets	$21,348
Property and equipment, net	2,109
Identified intangible assets, net	28,130
Goodwill, net	5,868
Other long-term assets	2,198
Total assets of discontinued operations	$59,653

Liabilities:
Current liabilities	$14,529
Long-term liabilities	3,362
Total liabilities of discontinued operations	$17,891

D.                                    STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for its stock option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25 - Accounting for Stock Issued to Employees, which utilizes the intrinsic value method.  Since stock options are granted by the Company with exercise prices equal to the market price of the underlying stock at the date of grant, no compensation expense has been recognized.

Had compensation cost for the Company’s stock option plan been determined based on the fair value of the options at the dates of grant consistent with the requirements of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data):	2003	2002	2003	2002

Net income as reported	$30,772	$3,068	$31,866	$5,882
Deduct: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(969)	(956)	(1,924)	(1,775)
Pro forma	$29,803	$2,112	$29,942	$4,107

Basic earnings per common share:
As reported	$1.45	$0.14	$1.50	$0.27
Pro forma	$1.41	$0.10	$1.41	$0.19

Diluted earnings per common share:
As reported	$1.45	$0.14	$1.49	$0.27
Pro forma	$1.41	$0.10	$1.40	$0.19

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

E.                                      EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net income:
Continuing operations	$1,293	$1,871	$2,283	$4,026
Discontinued operations	29,479	1,197	29,583	1,856
Total	$30,772	$3,068	$31,866	$5,882

Weighted average common shares outstanding:
Basic	21,167	21,807	21,302	21,784
Net effect of dilutive stock options – based on the treasury stock method	31	197	28	186
Diluted	21,198	22,004	21,330	21,970

Earnings per basic common share:
Income from continuing operations	$0.06	$0.09	$0.11	$0.18
Income from discontinued operations	1.39	0.05	1.39	0.09
Basic earnings per share	$1.45	$0.14	$1.50	$0.27

Earnings per diluted common share:
Income from continuing operations	$0.06	$0.09	$0.11	$0.18
Income from discontinued operations	1.39	0.05	1.39	0.08
Diluted earnings per share	$1.45	$0.14	$1.49	$0.27

During the first half of 2003, employees exercised stock options to acquire 53,453 shares at an exercise price of $12.00 per share.  For the three and six months ended June 30, 2003, 998,239 and 1,011,239 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.  For the three and six months ended June 30, 2002, 372,248 and 462,773 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

F.                                      ACQUISITIONS

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

The following unaudited pro forma information presents the results of continuing operations of the Company, as if the 2002 acquisition of Aurigin had taken place as of January 1, 2002:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except per share data)	2002	2002

Revenues	$23,335	$47,093
Net income	$2,980	$5,739
Basic earnings per common share	$0.14	$0.26
Diluted earnings per common share	$0.14	$0.26

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

G.                                    SEGMENT INFORMATION

As of June 30, 2003, the Company has two reportable segments contributing to its results from continuing operations: intellectual property (IP) and information technology learning (ITL).  The intellectual property segment, which includes MicroPatent, Master Data Center and Liquent, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The information technology learning segment is Transcender, which is a leading online provider of IT certification test preparation products.

As of December 31, 2002, the date of the Company’s most recently filed Annual Report on Form 10-K, the Company had included a third segment: scientific and technology information (STI), comprised solely of its wholly owned subsidiary CRC.  In February 2003, the Company determined to exit the STI segment and, on February 27, 2003, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets and certain liabilities of CRC to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (See Note C - Discontinued Operations).  Based on these events, the Company’s financial statements have been reclassified to reflect the STI segment as a discontinued operation for all periods presented.  The transaction was completed on April 8, 2003.

The following tables set forth the information for the Company’s reportable segments of continuing operations based on the nature of the products and services offered for the periods indicated:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	Segment		Segment
(In thousands)	IP	ITL	IP	ITL

Revenues from external customers	$19,755	$2,171	$19,455	$3,326
EBITDA	5,561	267	6,204	1,187
Income (loss) from operations	2,872	(144)	3,435	361
Segment assets excluding goodwill	124,563	3,929	136,068	12,157
Goodwill	70,340	12,800	69,479	43,600

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2003
	Segment		Segment
(In thousands)	IP	ITL	IP	ITL

Revenues from external customers	$39,412	$4,722	$38,374	$6,639
EBITDA	11,296	855	12,970	2,066
Income from operations	5,868	28	7,588	412
Segment assets excluding goodwill	124,563	3,929	136,068	12,157
Goodwill	70,340	12,800	69,479	43,600

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002

Intellectual property
EBITDA	$5,561	$6,204	$11,296	$12,970
Amortization of capitalized software	(49)	—	(85)	—
Depreciation and amortization	(2,640)	(2,772)	(5,343)	(5,385)
Other expense	—	3	—	3
Income from operations	$2,872	$3,435	$5,868	$7,588

Information technology learning
EBITDA	$267	$1,187	$855	$2,066
Amortization of capitalized software	(33)	—	(66)	—
Depreciation and amortization	(378)	(826)	(761)	(1,654)
(Loss) income from operations	$(144)	$361	$28	$412

Other
EBITDA	$(1,327)	$(970)	$(3,169)	$(1,982)
Depreciation and amortization	(5)	(5)	(11)	(10)
Early termination of credit agreement	—	—	575	—
Loss from operations	$(1,332)	$(975)	$(2,605)	$(1,992)

H.                                    COMPREHENSIVE INCOME

The following table is a reconciliation of the Company’s net income to comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002

Net income	$30,772	$3,068	$31,866	$5,882
Other comprehensive loss:
Foreign currency translation adjustment	(223)	(74)	(409)	(81)
Comprehensive income	$30,549	$2,994	$31,457	$5,801

I.                                         TREASURY STOCK

On October 28, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to $30,000,000 of its common stock.  Subsequently, on July 9, 2003, it was announced that the Company’s Board of Directors had approved an increase in the previously authorized share buyback program from $30,000,000 to $50,000,000.

The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The authorization to repurchase the Company’s common stock will remain in effect until the Company’s Chief Executive Officer deems it appropriate to terminate the repurchase program.  Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  As of June 30, 2003, the Company repurchased a total of 1,007,200 shares of common stock pursuant to the repurchase authorization at a total cost of $14,723,000.

INFORMATION HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the Company for the three and six months ended June 30, 2003 and 2002.  This review should be read in conjunction with the consolidated financial statements and notes presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2002 Annual Report on Form 10-K.

Overview

Impact of Acquisitions and Divestitures

A key component of the Company’s historical growth has been to pursue acquisitions where opportunities exist to internally grow the acquired companies’ revenues and increase profitability through operating efficiencies.  Since beginning operations in January 1997, the Company has completed 14 substantial acquisitions, including eight in the intellectual property segment (IP), five in scientific and technology information segment (STI) and one in the information technology learning segment (ITL), as well as some minor acquisitions that are not otherwise disclosed herein.

On April 8, 2003, the Company completed the sale of CRC Press and its subsidiaries (together, CRC), comprising the entirety of its STI segment.  For the periods presented herein, results for this segment have been recorded as discontinued operations.

The Company may complete additional acquisitions that will further the Company’s growth and operating strategies.  If the Company acquires additional businesses, its sales mix, market focus, cost structure and operating leverage may change significantly.  Consequently, the Company’s historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in some respects.  Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

Consolidated Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Summary

Revenues decreased $0.9 million, or 4%, to $21.9 million from $22.8 million.  Revenues decreased by $1.2 million, or 35%, in the ITL segment, partially offset by an increase of $0.3 million, or 2%, in the IP segment.  Gross profits decreased by $1.3 million, or 8%, with gross profit margins declining to 70.1% from 73.2%.  The decrease in gross margins is due primarily to lower software license revenues in the Company’s Liquent unit, based on the significant profit contribution of incremental license revenues.  Selling, general and administrative expenses (SG&A) increased by $0.7 million, or 7%, due primarily to costs related to Aurigin Systems, which was acquired in May 2002.  SG&A decreased in the ITL segment based on cost containment initiatives.  Depreciation and amortization decreased by $0.6 million, or 16%, due primarily to decreased amortization of intangible assets in the ITL segment following an impairment charge recorded in the fourth quarter of fiscal 2002.  Based on the factors above, income from operations decreased by $1.4 million, or 51%, to $1.4 million from $2.8 million.

Net interest income increased $0.5 million to $0.7 million from $0.2 million due primarily to increased depository interest income earned on cash proceeds received from the sale of CRC, coupled with decreased expense due to a cessation of finance cost amortization resulting from the termination of the Company’s Credit Facility in March 2003.

The provision for income taxes as a percentage of pre-tax income was approximately 38% in the second quarter of 2003, compared to approximately 37% in the second quarter of 2002.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes, and amortization of intangible assets that is not tax deductible.

Net income from continuing operations approximated $1.3 million, or $0.06 per diluted common share, in the second quarter of 2003, compared to $1.9 million, or $0.09 per diluted common share, in the prior year quarter.

Income from discontinued operations approximated $29.5 million, or $1.39 per diluted common share, in the second quarter of 2003, compared to $1.2 million, or $0.05 per diluted common share, in the second quarter of 2002.  Income from discontinued operations increased primarily as the result of a recorded gain on sale of CRC.  The gain totaled $30.3 million, net of income taxes associated with the transaction of $15.9 million.

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

Segment Review

IP Group

Revenues increased $0.3 million, or 2%, to $19.8 million from $19.5 million.  The strongest areas of revenue growth included:  revenues from patent information subscriptions at MicroPatent, both as a result of the acquisition of Aurigin in May 2002 and strong growth in core subscriptions; IP management services at MDC; and database and maintenance subscriptions at Liquent.  These revenue increases were partially offset by a decline in software license sales and service revenues at Liquent.

Income from operations decreased $0.6 million, or 16%, to $2.9 million from $3.4 million.  Income from operations decreased at Liquent, due primarily to the revenue decreases noted above and relatively stable operating expenses.  Income from operations decreased slightly at MicroPatent due primarily to costs associated with Aurigin.  Income from operations increased at MDC, due to strong revenue growth and relatively stable operating expenses.  EBITDA decreased $0.6 million, or 10%, to $5.6 million from $6.2 million.  EBITDA margins approximated 28% in the second quarter of 2003, compared to 32% in the second quarter of 2002.  The most significant factor in the decrease was the decline in software license revenues at Liquent.

ITL

Revenues decreased $1.2 million, or 35%, to $2.2 million from $3.3 million.  Revenues in this segment have been adversely impacted by difficult market conditions in the IT market overall and unfavorable product release cycles in the IT certification area in particular.

Income from operations in this segment decreased $0.5 million to a loss of $(0.1) million in the second quarter of 2003 compared to income of $0.4 million in the second quarter of 2002.  The decrease is due primarily to decreased profit contribution from lower revenues, partially offset by lower amortization of intangible assets.  In addition, operating expenses were reduced by approximately $0.1 million.  EBITDA in this segment decreased $0.9 million, or 78%, to $0.3 million from $1.2 million.  EBITDA margins approximated 12% in the second quarter of 2003, compared to 36% in the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Summary

Revenues decreased $0.9 million, or 2%, to $44.1 million from $45.0 million.  Revenues decreased by $1.9 million, or 29%, in the ITL segment, partially offset by an increase of $1.0 million, or 3%, in the IP segment.  Gross profits decreased by $2.2 million, or 7%, with gross profit margins declining to 70.3% from 73.9%.  The decrease in gross margins is due primarily to lower software license revenues in the Company’s Liquent unit, based on the significant profit contribution of incremental license revenues.  Selling, general and administrative expenses (SG&A) increased by $1.4 million, or 7%, due primarily to costs related to Aurigin Systems, which was acquired in May 2002.  SG&A decreased in the ITL segment based on cost containment initiatives.  Depreciation and amortization decreased by $0.9 million, or 13%, due primarily to decreased amortization of intangible assets in the ITL segment following an impairment charge recorded in the fourth quarter of fiscal 2002.

Based on the factors above, income from operations decreased by $2.7 million, or 45%, to $3.3 million from $6.0 million.  During the first six months of 2003, the Company incurred costs of approximately $0.6 million associated with the early termination of a credit agreement.  There were no outstanding borrowings under the credit agreement.  The credit agreement was terminated to facilitate the sale of CRC.  Under the terms of the credit facility, the assets of CRC and other IHI subsidiaries had been pledged as security.  The early termination costs include approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

Net interest income increased $0.5 million to $0.8 million from $0.3 million due primarily to increased depository interest income earned on cash proceeds received from the sale of CRC, coupled with decreased expense due to a cessation of finance cost amortization resulting from the termination of the Company’s Credit Facility in March 2003.

The provision for income taxes as a percentage of pre-tax income was approximately 35% in the first six months of 2003, compared to approximately 37% in the first six months of 2002.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes, and amortization of intangible assets, which is not tax deductible.  The decrease in the tax rate is due to the impact of book-tax differences that were consistent in dollar amount, while pre-tax income decreased.

Net income from continuing operations approximated $2.3 million, or $0.11 per diluted common share, in the first six months of 2003, compared to $4.0 million, or $0.18 per diluted common share, in the first six months of 2002.

Income from discontinued operations approximated $29.6 million, or $1.39 per diluted common share, in the first six months of 2003, compared to $1.9 million, or $0.08 per diluted common share, in the first six months of 2002.  Income from discontinued operations increased primarily as the result of a recorded gain on sale of CRC.  The gain totaled $30.3 million, net of income taxes associated with the transaction of $15.9 million.

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

Segment Review

IP Group

Revenues increased $1.0 million, or 3%, to $39.4 million from $38.4 million.  The strongest areas of revenue growth included:  revenues from patent information subscriptions at MicroPatent, both as a result of the acquisition of Aurigin in May 2002 and strong growth in core subscriptions; IP management services at MDC; and database and maintenance subscriptions at Liquent.  These revenue increases were partially offset by a decline in software license sales and service revenues at Liquent.

Income from operations decreased $1.7 million, or 23%, to $5.9 million from $7.6 million.  Income from operations decreased at Liquent, due primarily to the revenue decreases noted above and relatively stable operating expenses.  Income from operations decreased slightly at MicroPatent due primarily to costs associated with Aurigin.  Income from operations increased at MDC, due to strong revenue growth and relatively stable operating expenses.  EBITDA decreased $1.7 million, or 13%, to $11.3 million from $13.0 million.  EBITDA margins approximated 29% in the first six months of 2003, compared to 34% in the first six months of 2002.  The most significant factor in the decrease was the decline in software license revenues at Liquent.

ITL

Revenues decreased $1.9 million, or 29%, to $4.7 million from $6.6 million.  Revenues in this segment have been adversely impacted by difficult market conditions in the IT market overall and unfavorable product release cycles in the IT certification area in particular.

Income from operations in this segment decreased $0.4 million to break-even.  The decrease is due primarily to decreased profit contribution from lower revenues, partially offset by lower amortization of intangible assets.  In addition, operating expenses were reduced by approximately $0.6 million.  EBITDA in this segment decreased $1.2 million, or 59%, to $0.9 million from $2.1 million.  EBITDA margins approximated 18% in the first six months of 2003, compared to 31% in the first six months of 2002.

Reconciliation of Segment EBITDA to Income from Operations

A reconciliation of EBITDA to income from operations for each segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002

Intellectual property
EBITDA	$5,561	$6,204	$11,296	$12,970
Amortization of capitalized software	(49)	—	(85)	—
Depreciation and amortization	(2,640)	(2,772)	(5,343)	(5,385)
Other expense	—	3	—	3
Income from operations	$2,872	$3,435	$5,868	$7,588

Information technology learning
EBITDA	$267	$1,187	$855	$2,066
Amortization of capitalized software	(33)	—	(66)	—
Depreciation and amortization	(378)	(826)	(761)	(1,654)
(Loss) income from operations	$(144)	$361	$28	$412

Other
EBITDA	$(1,327)	$(970)	$(3,169)	$(1,982)
Depreciation and amortization	(5)	(5)	(11)	(10)
Early termination of credit agreement	—	—	575	—
Loss from operations	$(1,332)	$(975)	$(2,605)	$(1,992)

Liquidity and Capital Resources

On February 27, 2003, the Company announced it had reached a definitive agreement to sell its STI segment, comprised of CRC Press and its subsidiaries (together, CRC). The transaction was completed on April 8, 2003.  During the second quarter the Company received net proceeds of approximately $92 million, representing the cash consideration for the assets sold less deal related expenses paid through June 30, 2003.  The sale price remains subject to a post-closing adjustment based on the closing date balance sheet of CRC.  The Company estimates that approximately $3 million in deal related costs, including post-closing purchase price adjustments, will be paid prior to December 31, 2003.  The Company has also provided a current income tax liability of approximately $16.1 million associated with the sale of CRC.

Approximately $3 million of the proceeds are being held in escrow related to representations and warranties contained in the asset sale agreement.  These proceeds will become available to the Company in April 2004 unless the buyers assert claims under the purchase agreement prior to then.  All proceeds held in escrow will remain classified as restricted cash until made available to the Company.  The proceeds from the sale of the STI segment, net of income taxes associated with the transaction, will be used to finance future acquisitions and for general corporate purposes.  The Company currently does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions.  Pending such uses, the proceeds will be invested in investment grade securities.

In March 2000, the Company sold approximately 4.5 million shares of its common stock and received approximately $155 million of net proceeds.  As of June 30, 2003, proceeds of approximately $148 million have been used from this offering to fund acquisitions in the Company’s information and publishing businesses.  The remaining net proceeds will be used to finance future acquisitions and for general corporate purposes.  Pending such uses, the proceeds will be invested in investment grade securities.

The Company’s Board of Directors authorized a share repurchase program in October 2002, enabling the Company to repurchase up to $30 million of its common stock.  In July 2003, the Company’s Board of Directors approved an increase in the previously authorized share buyback program from $30 million to $50 million.  Through August 14, 2003, the Company had purchased approximately $14.7 million of its common stock.  The Company may use up to an additional $35.3 million of cash and short-term investments in the future to purchase additional shares of its common stock.

Cash and equivalents, including short-term investments, totaled $146.5 million at June 30, 2003 compared to $67.0 million at December 31, 2002.  The Company has additional investments of $6.7 million, comprised of investment grade bonds, with maturities of 12 to 18 months.  Excluding cash, cash equivalents and short-term investments, the Company’s continuing operations had a working capital deficit of $(40.4) million at June 30, 2003 compared to a working capital deficit of $(23.3) million at December 31, 2002.  Since the Company receives patent annuity payments and subscription payments in advance, the Company’s existing operations are expected to maintain very low or negative working capital balances, excluding cash and investments.  Included in current liabilities at June 30, 2003, are obligations related to patent annuity payments of approximately $22.4 million and deferred revenue of approximately $20.3 million.  In the second quarter of 2003, the Company realized net cash proceeds of approximately $92 million from the disposition of its STI segment.  While the Company expects to make income tax payments of $16 to $17 million associated with the gain on sale of its STI segment over the next six months, it currently has over $156 million in cash and investments.

Cash generated from operating activities of continuing operations was $7.9 million for the six months ended June 30, 2003, derived from net income of $2.3 million plus non-cash charges of $6.0 million and a decrease in net operating liabilities of $0.4 million during the period.  The decrease in net operating liabilities is primarily the result of payments for federal income taxes payable, and the timing of the recognition of subscription revenue.  These decreases in cash were partially offset by decreased accounts receivable, primarily related to the timing of and the increase in the number of patent annuity payments at MDC.

Cash generated from investing activities from continuing operations was $56.9 million for the six months ended June 30, 2003, due primarily to the net proceeds from the sale of CRC of $92.0 million (see Note C - Discontinued Operations), partially offset by the purchase of investments from the net proceeds of the sale of $30.4 million.  Capital expenditures, including capitalized software costs, approximated $1.7 million in the first half of 2003.  Excluding acquisitions of businesses, the Company’s existing operations are not capital intensive.

Cash used in financing activities from continuing operations was $8.9 million for the six months ended June 30, 2003.  During the second quarter, the Company repurchased shares of its common stock at a cost of $9.5 million, which was partially offset by net cash proceeds received from the issuance of common stock from stock option exercises of $0.6 million.  The Company had no borrowing or repayment activity under the Credit Facility prior to its termination in March 2003.

Total cash provided by discontinued operations was immaterial in the period ended June 30, 2003.  Total cash from operating activities was $0.9 million, offset by capital spending of approximately $0.8 million, including purchases of equipment and capitalized pre-publication costs and $0.1 million in payments on capital leases.

The Company believes that cash on hand and funds generated from operations will be sufficient to fund the cash requirements of its existing operations for the foreseeable future.  The Company currently has no commitments for material capital expenditures or agreements with respect to any prospective material acquisitions.  The Company may choose to obtain additional capital or financing to consummate future acquisitions.  During the third quarter of 2003, the Company expects to incur severance charges equal to approximately $0.03 per diluted common share.  Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company’s control.

Seasonality

The Company does not believe its businesses have significant seasonality.  The Company may experience fluctuations in revenues from period to period based on the timing of acquisitions, new product launches and the timing of license sales.

Effects of Inflation

The Company believes that inflation has not had a material impact on the results of operations presented herein.

Critical Accounting Policies

The Company’s accounting policies are disclosed in the Company’s 2002 Annual Report on Form 10-K.  There have been no material changes to these policies during the first six months of 2003.

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

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk  - Prior to the termination of the Credit Facility in March 2003, the Company was subject to market risks arising from changes in interest rates.  Interest rate exposure resulted from changes in the Eurodollar or the prime rate, which were used to determine the interest rate applicable to borrowings under the Credit Facility.  The Company had no outstanding borrowings under the Credit Facility at any time since its inception.

Foreign Currency Exchange Rate Risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  During the three and six months ended June 30, 2003, the Company’s operating results include a foreign exchange gain of $72,000 and a foreign exchange loss of $6,000, respectively.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At June 30, 2003, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $23,450,000.  Realized gains and losses relating to the forward contracts were immaterial for the three and six months ended June 30, 2003.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

Item 4.    Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Exchange Act.  Based on that evaluation, the Company's mangement, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective as of June 30, 2003.  There have been no significant changes in the Company's internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

INFORMATION HOLDINGS INC.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material developments in the legal proceedings reported in the Company’s Annual Report of Form 10-K for the year ended December 31, 2002.

Item 2.           Changes in Securities and Use of Proceeds

The following report relates to the Company’s secondary public stock offering:

Commission file number of registration statement:	333-30202
Effective Date:	March 14, 2000

Expenses incurred through June 30, 2003:
Underwriting discounts	$8,595,000
Other expenses	$522,000
Total expenses	$9,117,000

Application of proceeds through June 30, 2003:
Acquisitions of businesses, titles and equity interests	$147,828,000
Temporary investments	$7,172,000
(Commercial paper and money market funds)

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on April 29, 2003 a total of 18,529,992 shares, or 86% of outstanding shares, were represented and entitled to vote.

(a)                                  The following members were elected to the Board of Directors:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Michael E. Danziger	18,384,243	145,749
David R. Haas	18,387,928	142,064
Keith B. Jarrett	18,387,928	142,064
Sidney Lapidus	18,318,186	211,806
Martin D. Payson	18,387,928	142,064
Mason P. Slaine	15,690,660	2,839,332
John L. Vogelstein	17,879,525	650,467

(b)                                 The following proposal was approved:

Ratification of Ernst & Young LLP as the independent public accountants for the Company for the 2003 fiscal year.

Affirmative Votes	18,409,011
Negative Votes	120,937
Abstain	44

Item 5.           Other Events

On July 9, 2003, the Company announced that Jay Nadler has been appointed President and CEO of its Liquent, Inc. subsidiary.  Mr. Nadler replaced Rick Dool, who has since left the Company.  Mr. Nadler was President of the Company’s MicroPatent and Master Data Center units prior to this appointment and previously served as President of the Company’s Intellectual Property Group.

Also, on July 9, 2003, the Company announced that Daniel Videtto had been named to replace Mr. Nadler as President of MicroPatent and Master Data Center.  Mr. Videtto previously held senior management positions with The Thomson Corporation, including President of Thomson Financial’s Corporate Client Group and CEO and Managing Director of Thomson Financial Japan.  Prior to that, he held senior management positions with Baring Securities and Salomon Brothers.

Item 6.                Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.21       Employee Agreement, dated as of June 23, 2003, between MicroPatent LLC and Daniel Videtto

31.1                         Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2                           Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32.1                           Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)                                Reports on Form 8-K

On April 22, 2003, the Company filed a Current Report on Form 8-K (the Form 8-K) reporting the April 8, 2003 sale, pursuant to an Asset Purchase Agreement dated February 27, 2003, of substantially all of the assets and certain liabilities of its wholly owned subsidiaries CRC Press LLC (CRC Press LLC), CRC Press (U.K.) LLC and Parthenon Publishing Group, Inc. (together, CRC), to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (together, the Buyer), for approximately $95,000,000 in cash, subject to a post closing adjustment.  On May 7, 2003, the Company filed an amendment to the Form 8-K containing the required pro forma condensed consolidated financial statements of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.

Date:	August 14, 2003	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer