Form 10-Q
period 2003-09-30
INFORMATION HOLDINGS INC
filed 2003-11-12
CIK 1063744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2003

Commission File Number:	1-14371

INFORMATION HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE

06-1518007

(State of incorporation)	(IRS Employer Identification Number)

2777 Summer Street, Suite 209 Stamford, Connecticut

06905

(Address of principal executive offices)	(Zip Code)

(203) 961-9106
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                 ☐Yes ☒No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                    ☒Yes ☐ No

As of November 12, 2003, there were 20,874,654 shares of the Company’s common stock, par value $0.01 per share, outstanding.

INFORMATION HOLDINGS INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets As of September 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 5.	Other Events

Item 6.	Exhibits and Reports on Form 8-K

Signature

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$42,046	$53,910
Short-term investments	12,361	13,056
Restricted cash	3,000	—
Accounts receivable (net of allowance for doubtful accounts and sales returns of $717 and $503, respectively)	27,107	29,375
Prepaid expenses and other current assets	4,285	3,940
Deferred income taxes	4,067	4,589
Total assets of discontinued operations	—	59,653
Total current assets	92,866	164,523
Investments	87,470	—
Property and equipment, net	4,573	5,837
Identified intangible assets, net	66,315	72,309
Goodwill	83,140	83,099
Other assets	3,872	3,233

TOTAL	$338,236	$329,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,542	$26,224
Accrued expenses	11,299	11,098
Accrued income taxes	8,413	2,794
Deferred subscription revenue	17,791	21,129
Total liabilities of discontinued operations	—	17,891
Total current liabilities	64,045	79,136

Other long-term liabilities	—	125
Total liabilities	64,045	79,261

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 21,880,062 and 21,815,677 shares, respectively; outstanding 20,872,862 and 21,433,777 shares, respectively	219	218
Additional paid-in capital	247,923	247,026
Retained earnings	40,115	7,097
Treasury stock, at cost, 1,007,200 and 381,900 shares, respectively	(14,723)	(5,227)
Accumulated other comprehensive income	657	626
Total stockholders’ equity	274,191	249,740

TOTAL	$338,236	$329,001

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$20,789	$21,663	$64,923	$66,676
Cost of sales	6,033	6,068	19,156	17,835
Gross profit	14,756	15,595	45,767	48,841

Operating expenses:
Selling, general and administrative	10,928	10,804	32,533	30,993
Depreciation and amortization	3,092	3,533	9,207	10,582
Impairment of long-lived assets	—	3,063	—	3,063
Total operating expenses	14,020	17,400	41,740	44,638

Income (loss) from operations	736	(1,805)	4,027	4,203

Other income (expense):
Interest income	544	228	1,411	746
Interest expense	(25)	(87)	(84)	(264)
Early termination of credit agreement	—	—	(575)	—
Other (expense) income	(3)	11	(3)	8

Income (loss) from continuing operations before income taxes	1,252	(1,653)	4,776	4,693
Provision for (benefit from) income taxes	488	(674)	1,729	1,646

Income (loss) from continuing operations	764	(979)	3,047	3,047

Income from discontinued operations, net of income taxes	388	912	29,971	2,768

Net income (loss)	$1,152	$(67)	$33,018	$5,815

Net income (loss) per basic common share:
Continuing operations	$0.04	$(0.04)	$0.14	$0.14
Discontinued operations	$0.02	$0.04	$1.42	$0.13
Net income	$0.06	$0.00	$1.56	$0.27

Net income (loss) per diluted common share:
Continuing operations	$0.04	$(0.04)	$0.14	$0.14
Discontinued operations	$0.02	$0.04	$1.41	$0.13
Net income	$0.06	$0.00	$1.56	$0.27

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,018	$5,815
Gain on sale of assets of discontinued operations	(30,720)	—
Loss (income) from discontinued operations	749	(2,768)
Income from continuing operations	3,047	3,047

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,212	3,398
Amortization of other intangible assets	5,995	7,184
Change in deferred income taxes	(892)	(1,160)
Impairment of long-lived assets	—	3,063
Termination of credit facility	494	—
Other	254	173
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in accounts receivable, net	2,268	(699)
Decrease in prepaid and other current assets	669	893
(Decrease) increase in accounts payable and accrued expenses	(1,170)	1,143
Income tax benefit from stock options exercised	125	329
Net change in income taxes (receivable) payable	(10,533)	114
Decrease in deferred revenue	(3,338)	(804)
Net change in other assets and liabilities	(126)	(370)
Net Cash Provided by Continuing Operations	5	16,311
Net Cash Provided by Discontinued Operations	907	5,770
Net Cash Provided by Operating Activities	912	22,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of discontinued operations	89,809	—
Acquisitions of businesses	—	(14,043)
Purchases of property and equipment	(1,551)	(1,858)
Proceeds from maturities of investments held to maturity	13,056	8,008
Purchase of investments available for sale	(138,797)	—
Proceeds from sales and maturities of investments available for sale	38,966	—
Amounts deposited in escrow fund	(3,000)	—
Capitalized software development cost	(1,142)	(589)
Capitalized internal-use software	(380)	(243)
Proceeds from disposal of property and equipment	—	51
Net Cash Used in Continuing Operations	(3,039)	(8,674)
Net Cash Used in Discontinued Operations	(801)	(3,819)
Net Cash Used in Investing Activities	(3,840)	(12,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from stock options exercised	773	786
Purchase of treasury stock	(9,496)	—
Principal payments on capital leases	(107)	(99)
Net Cash (Used in) Provided by Continuing Operations	(8,830)	687
Net Cash Used in Discontinued Operations	(106)	(263)
Net Cash (Used in) Provided by Financing Activities	(8,936)	424

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(11,864)	10,012

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	53,910	38,612

CASH AND EQUIVALENTS AT END OF PERIOD	$42,046	$48,624

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                                    BASIS OF PRESENTATION

The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 2002 has been derived from IHI’s Annual Report on Form 10-K for the year then ended as adjusted to reflect the disposition of CRC (as defined in Note C – Discontinued Operations).  All other consolidated financial statements contained herein have been prepared by IHI and are unaudited.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto contained in IHI’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of September 30, 2003, and the consolidated results of operations and cash flows for the periods presented herein.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

On April 8, 2003, the Company sold substantially all of the assets and liabilities of its wholly owned subsidiary CRC (See Note C – Discontinued Operations).  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations for all periods presented herein.

Stock-based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for its stock option grants under the provisions of Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, which utilizes the intrinsic value method.  Since stock options are granted by the Company with exercise prices equal to the market price of the underlying stock at the date of grant, no compensation expense has been recognized.

In December 2002, The Financial Accounting Standards Board (FASB) issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123 (SFAS No. 148).  This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires prominent disclosures in interim and annual financial statements.

Had compensation cost for the Company’s stock option plan been determined based on the fair value of the options at the dates of grant consistent with the requirements of SFAS No. 148 and SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data):	2003	2002	2003	2002

Net income (loss) as reported	$1,152	$(67)	$33,018	$5,815
Deduct: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(996)	(1,011)	(2,920)	(2,786)
Pro forma	$156	$(1,078)	$30,098	$3,029

Basic and diluted earnings (loss) per common share:
As reported	$0.06	$0.00	$1.56	$0.27
Pro forma	$0.01	$(0.05)	$1.42	$0.14

The effects on pro forma net income (loss) and earnings (loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income  (loss) for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

B.                                    INVESTMENTS

During August 2003, the Company entered into a taxable fixed income portfolio program (the Investment Program) in order to increase investment returns on cash not immediately needed in operations.  The portfolio is held in custody by a major financial institution and, in accordance with guidelines set forth by the Company, consists of U.S denominated taxable fixed income securities with maximum effective maturities of three years.  The Company accounts for its investments in accordance with SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.  As of September 30, 2003, the Company classified its investments as available-for-sale securities.  These securities are primarily comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  Prior to August 2003, the Company invested primarily in short-term commercial paper classified as investments held to maturity.

Securities with original maturities of one year or less are classified as short-term investments.  Securities with original maturities of longer than one year are classified as long-term if the Company has the ability and the intent to hold the securities more than one year, and are included in Investments on the accompanying Consolidated Balance Sheet.  Securities are carried at fair value.  Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized (See Note G – Comprehensive Income).  Dividend and interest income, including amortization of premiums and discounts arising at acquisition, are included in earnings.  The following table summarizes the Company’s investments:

	September 30, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Maturities In Months
Available-for-sale securities (carried at fair value):
U.S. government notes	$41,007	$287	$—	$41,294	11-36
Collateralized mortgage obligations	6,102	99	—	6,201	13-27
Corporate notes and bonds	52,017	322	(3)	52,336	11-36

Total	$99,126	$708	$(3)	$99,831

Reported as:
Short-term investments				$12,361
Investments				87,470

Total				$99,831

	December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Maturities In Months
Held-to-maturity securities (carried at amortized cost):
Commercial paper	$12,556	$—	$—	$12,556	3-6
Corporate bonds	500	—	—	500	6

Total	$13,056	$—	$—	$13,056

Reported as:
Short-term investments				$13,056
Investments				—

Total				$13,056

Proceeds from sales of available-for-sale securities were approximately $33.0 million for the three and nine months ended September 30, 2003.  Realized gains and losses on sales of its available-for-sale securities were not material in the three and nine months ended September 30, 2003.  The Company uses the specific identification method to account for gains and losses on available-for-sale securities.

During August 2003, and resulting from the Company’s newly implemented Investment Program, securities with a net carrying amount of approximately $12.4 million were transferred from the held-to-maturity classification to securities available-for-sale.  The gross unrealized loss related to the transferred securities amounted to approximately $97,000.

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

CRC comprised the entirety of the Company’s scientific and technology information (STI) segment.  Subsequent to the date of sale, the Company will no longer have operations in the STI segment.  In accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, all assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s September 30, 2003 financial statements as discontinued operations.  Additionally, the Company’s financial statements have been reclassified to reflect the STI segment as a discontinued operation for all periods presented (See Note F - Segment Information).

The transaction was completed on April 8, 2003.  During the second quarter the Company received net proceeds of approximately $92 million, representing the cash consideration for the assets sold less deal related expenses paid through June 30, 2003.  Subsequent to June 30, 2003, and in accordance with the Purchase Agreement, the sale price was adjusted based on the closing balance sheet of CRC.  This adjustment resulted in a third quarter payment to the Buyer in the amount of approximately $2 million.  Approximately $3 million of the proceeds is being held in escrow related to representations and warranties contained in the Purchase Agreement.  These proceeds will become available to the Company in April 2004 unless the Buyer asserts claims under the Purchase Agreement.  All proceeds held in escrow will remain classified as Restricted cash on the accompanying Consolidated Balance Sheet until made available to the Company.

The Company recognized a gain of $30.7 million, net of income taxes associated with the transaction of $16.0 million, which was recorded as part of discontinued operations.

Summary operating results for the discontinued STI operations follow:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2002	* 2003	2002

Revenues	$12,922	$10,976	$36,842

Pre-tax income (loss) from discontinued operations	1,407	(1,126)	4,260
(Provision for) benefit from income taxes	(495)	377	(1,492)
Net income (loss) from discontinued operations	912	(749)	2,768
Gain on disposal of discontinued operations, net of taxes	—	30,720	—
Income from discontinued operations	$912	$29,971	$2,768

* Reflects results through disposal on April 8, 2003.

During the three months ended September 30, 2003, the Company recorded a gain on the disposal of discontinued operations, net of taxes, of $388,000.

Summarized unaudited balance sheet information for the discontinued STI operations as included within the accompanying Consolidated Balance Sheet at December 31, 2002 consists of the following:

(In thousands)

Assets:
Current assets	$21,348
Property and equipment, net	2,109
Identified intangible assets, net	28,130
Goodwill, net	5,868
Other long-term assets	2,198
Total assets of discontinued operations	$59,653

Liabilities:
Current liabilities	$14,529
Long-term liabilities	3,362
Total liabilities of discontinued operations	$17,891

D.                                    EARNINGS (LOSS) PER SHARE DATA

The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Weighted average common shares outstanding:
Basic	20,872	21,814	21,159	21,794
Net effect of dilutive stock options – based on the treasury stock method	39	—	35	138
Diluted	20,911	21,814	21,194	21,932

During the first nine months of 2003, employees exercised stock options to acquire 64,385 shares at an exercise price of $12.00 per share.  For the three and nine months ended September 30, 2003, 881,276 and 918,276 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.  For the three and nine months ended September 30, 2002, 1,263,795 and 703,398 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

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

The following unaudited pro forma information presents the results of continuing operations of the Company, as if the 2002 acquisition of Aurigin had taken place as of January 1, 2002:

(In thousands, except per share data)	Nine Months Ended September 30, 2002

Revenues	$68,756
Net income	$2,904
Basic earnings per common share	$0.13
Diluted earnings per common share	$0.13

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

F.                                      SEGMENT INFORMATION

As of September 30, 2003, the Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, Master Data Center (MDC) and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment, which includes Liquent and Transcender, provides software and related services in the life science and IT learning markets.  Liquent is a leading provider of life science content assembly and publishing solutions, while Transcender is a leading online provider of IT certification test-preparation products.  The Other reportable segment includes unallocated corporate items.  Corporate assets consist principally of cash and equivalents, investments and deferred income taxes.

As of December 31, 2002, the date of the Company’s most recently filed Annual Report on Form 10-K, the Company had three reportable segments: intellectual property (IP), which included MicroPatent, MDC, Liquent and IDRAC; information technology learning (ITL), which included Transcender; and scientific and technology information (STI), comprised solely of its wholly owned subsidiary CRC.

In February 2003, the Company determined to exit the STI segment and, on February 27, 2003, the Company entered into a Purchase Agreement to sell substantially all of the assets and certain liabilities of CRC to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (See Note C - Discontinued Operations).  The transaction was completed on April 8, 2003.

In September 2003, the Company changed the composition of its remaining segments from IP and ITL to data and software to more accurately reflect the way management operates the Company and assesses the Company’s performance.  All corresponding items of segment information for earlier presented periods have been restated for comparative purposes.

The following tables set forth the information for the Company’s reportable segments of continuing operations for the periods indicated:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Segment			Segment
(In thousands)	Data	Software	Other	Data	Software	Other

Revenues from external customers	$14,478	$6,296	$15	$12,496	$9,115	$52
EBITDA	5,957	(1,069)	(986)	1,429	1,467	(1,079)
Income (loss) from operations	3,831	(2,104)	(991)	(667)	(40)	(1,098)
Segment assets excluding goodwill	109,133	20,011	125,952	117,355	32,456	40,541
Goodwill	43,898	39,242	—	43,937	69,142	—

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Segment			Segment
(In thousands)	Data	Software	Other	Data	Software	Other

Revenues from external customers	$42,687	$22,214	$22	$36,313	$30,260	$103
EBITDA	17,117	169	(4,402)	11,370	6,825	(3,324)
Income (loss) from operations	10,824	(2,936)	(3,861)	5,255	2,328	(3,380)
Segment assets excluding goodwill	109,133	20,011	125,952	117,355	32,456	40,541
Goodwill	43,898	39,242	—	43,937	69,142	—

During the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $36.2 million related to the carrying value of goodwill and other intangible assets in its software segment related to Transcender, thus resulting in a decrease in related amortization expense recorded during the nine months ended September 30, 2003.

The Company evaluates the performance of its segments based primarily on revenues and EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company believes that EBITDA is the most useful measure of business unit earnings because it more closely approximates the cash generating ability of each business compared to income (loss) from operations.  Income (loss) from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets.  The Company generally does not incur capital expenditures to replace intangible assets within existing operations.  A reconciliation of EBITDA to income (loss) from operations for each segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Data segment
EBITDA	$5,957	$1,429	$17,117	$11,370
Amortization of capitalized software	(2)	(17)	(11)	(17)
Depreciation and amortization	(2,133)	(2,079)	(6,309)	(6,098)
Other expense	9	—	27	—
Income (loss) from operations	$3,831	$(667)	$10,824	$5,255

Software segment
EBITDA	$(1,069)	$1,467	$169	$6,825
Amortization of capitalized software	(75)	(61)	(217)	(61)
Depreciation and amortization	(954)	(1,435)	(2,864)	(4,425)
Other income	(6)	(11)	(24)	(11)
(Loss) income from operations	$(2,104)	$(40)	$(2,936)	$2,328

Other
EBITDA	$(986)	$(1,079)	$(4,402)	$(3,324)
Depreciation and amortization	(5)	(19)	(34)	(59)
Early termination of credit agreement	—	—	575	—
Other expense	—	—	—	3
Loss from operations	$(991)	$(1,098)	$(3,861)	$(3,380)

For informational purposes, detailed below are historical quarterly results, restated to reflect the Company’s current reportable segments:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Segment			Segment
(In thousands)	Data	Software	Other	Data	Software	Other

Revenues from external customers	$14,394	$7,525	$7	$12,689	$10,055	$37
EBITDA	5,609	309	(1,417)	5,098	2,412	(1,089)
Income (loss) from operations	3,524	(702)	(1,426)	3,010	917	(1,106)

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Segment			Segment
(In thousands)	Data	Software	Other	Data	Software	Other

Revenues from external customers	$13,815	$8,393	$—	$11,128	$11,090	$14
EBITDA	5,551	929	(1,999)	4,843	2,946	(1,156)
Income (loss) from operations	3,469	(130)	(1,444)	2,912	1,451	(1,176)

G.                                    COMPREHENSIVE INCOME

The following table is a reconciliation of the Company’s net income to comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Net income (loss)	$1,152	$(67)	$33,018	$5,815
Other comprehensive income (loss):
Net unrealized gain on available-for-sale investments, net of taxes	437	—	437	—
Foreign currency translation adjustment	3	145	(406)	64
Comprehensive income	$1,592	$78	$33,049	$5,879

H.                                    TREASURY STOCK

On October 28, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to $30,000,000 of its common stock.  Subsequently, on July 9, 2003, it was announced that the Company’s Board of Directors had approved an increase in the previously authorized share buyback program from $30,000,000 to $50,000,000.

The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The authorization to repurchase the Company’s common stock will remain in effect until the Company’s Chief Executive Officer deems it appropriate to terminate the repurchase program.  Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  As of September 30, 2003, the Company repurchased a total of 1,007,200 shares of common stock pursuant to the repurchase authorization at a total cost of $14,723,000.

J.                                      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity.  The adoption of this standard on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

INFORMATION HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the Company for the three and nine months ended September 30, 2003 and 2002.  This review should be read in conjunction with the consolidated financial statements and notes presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2002 Annual Report on Form 10-K.

Overview

Impact of Acquisitions and Divestitures

A key component of the Company’s historical growth has been to pursue acquisitions where opportunities exist to internally grow the acquired companies’ revenues and increase profitability through operating efficiencies.  Since beginning operations in January 1997, the Company has completed 14 substantial acquisitions, including seven in the data segment, two in the software segment and five in the former scientific and technology information segment, as well as some minor acquisitions that are not otherwise disclosed herein.

As of December 31, 2002, the date of the Company’s most recently filed Annual Report on Form 10-K, the Company had three reportable segments: intellectual property (IP), which included MicroPatent, Master Data Center (MDC), Liquent and IDRAC; information technology learning (ITL), which included Transcender; and scientific and technology information (STI), comprised solely of its wholly owned subsidiary CRC.

On April 8, 2003, the Company completed the sale of CRC Press and its subsidiaries (together, CRC), comprising the entirety of its STI segment.  For the periods presented herein, results for this segment have been recorded as discontinued operations.

In September 2003, the Company changed the composition of its remaining segments from IP and ITL to data and software to more accurately reflect the way management operates the Company and assesses the Company’s performance.  The data segment includes MicroPatent, MDC and IDRAC.  The software segment includes Transcender and Liquent.  All corresponding items of segment information for earlier presented periods have been restated for comparative purposes.

The Company is currently negotiating certain acquisition transactions which may or may not be successfully concluded. Any additional acquisitions that are completed will further the Company's growth and operating strategies. If the Company acquires additional businesses, its sales mix, market focus, cost structure and operating leverage may change significantly.  Consequently, the Company’s historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in some respects.  Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

Consolidated Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Summary

Revenues decreased $0.9 million, or 4%, to $20.8 million from $21.7 million.  Revenues decreased by $2.8 million, or 31%, in the software segment, partially offset by an increase of $2.0 million, or 16%, in the data segment.  Gross profits decreased by $0.8 million, or 5%, with gross profit margins declining to 71.0% from 72.0%.  The decrease in gross margins is due primarily to lower software license revenues in the Company’s Liquent unit based on the significant gross profit contribution of incremental license revenues.  Selling, general and administrative expenses (SG&A) increased by $0.1 million, or 1%, due primarily to severance charges recorded at the Company’s Liquent unit during the third quarter of 2003, partially offset by a reduction in operating expenses resulting from cost containment initiatives at the Company’s Transcender unit.  Depreciation and amortization decreased by $0.4 million, or 12%, due primarily to decreased amortization of intangible assets in the Company’s Transcender unit following an impairment charge recorded in the fourth quarter of fiscal 2002.  During the third quarter of 2002, the Company recorded an impairment charge of approximately $3.1 million related to its investment in GSI Office Management GmbH (the GSI Charge).  Based on the factors above, income (loss) from operations increased $2.5 million, to $0.7 million from $(1.8) million.

Net interest income increased $0.4 million to $0.5 million from $0.1 million due primarily to increased interest income earned on invested cash proceeds received from the sale of CRC and a cessation of finance cost amortization following the termination of the Company’s credit facility in March 2003.

The provision for (benefit from) income taxes as a percentage of pre-tax income (loss) was approximately 39% in the third quarter of 2003, compared to approximately (41%) in the third quarter of 2002.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes, and amortization of intangible assets that is not tax deductible.

Income (loss) from continuing operations approximated $0.8 million, or $0.04 per diluted common share, in the third quarter of 2003, compared to $(1.0) million, or $(0.04) per diluted common share, in the third quarter of 2002.

Income from discontinued operations approximated $0.4 million, or $0.02 per diluted common share, in the third quarter of 2003, compared to $0.9 million, or $0.04 per diluted common share, in the third quarter of 2002.  Income recorded during the third quarter of 2003 reflects an adjustment to the recorded gain on the sale of CRC based on CRC’s closing date balance sheet.  Income recorded during the third quarter of 2002 reflects normal operations of the discontinued STI segment for that period.

The Company evaluates the performance of its segments based primarily on revenues and EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company believes that EBITDA is the most useful measure of business unit earnings because it more closely approximates the cash generating ability of each business compared to income (loss) from operations.  Income (loss) from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets.  The Company generally does not incur capital expenditures to replace intangible assets within existing operations.

Segment Review

Data

Revenues increased $2.0 million, or 16%, to $14.5 million from $12.5 million.  The strongest areas of revenue growth included:  revenues from patent information subscriptions at MicroPatent resulting from strong growth in core subscriptions; intellectual property management services at MDC; and database subscriptions at IDRAC.

Income (loss) from operations increased $4.5 million to $3.8 million from $(0.7) million.  The increase is primarily the result of increases at MicroPatent and MDC, due to the revenue increases noted above and relatively stable operating expenses, coupled with the impact of the $3.1 million GSI Charge recorded during the third quarter of 2002.  EBITDA increased $4.5 million to $6.0 million from $1.4 million.  EBITDA margins approximated 41% in the third quarter of 2003, compared to 11% in the third quarter of 2002.  The most significant factors in the increase were the growth in segment revenues and the impact of GSI Charge recorded during the third quarter of 2002.

Software

Revenues decreased $2.8 million, or 31%, to $6.3 million from $9.1 million.  Revenues in this segment have been adversely impacted by difficult software market conditions.  Revenues declined at Liquent, both with respect to software license sales and services, while Transcender license sales declined due to unfavorable product release cycles for IT certifications.

Loss from operations in this segment increased $2.1 million to $2.1 million in the third quarter of 2003.  Loss from operations increased at Liquent, due primarily to the revenue decreases noted above and severance charges of $0.7 million incurred in the third quarter of 2003.  Loss from operations also increased at Transcender due primarily to decreased profit contribution from lower revenues, partially offset by lower amortization of intangible assets and a reduction in operating expenses resulting from cost containment initiatives.  EBITDA in this segment decreased $2.5 million to $(1.1) million from $1.5 million.  EBITDA margins approximated (17%) in the third quarter of 2003, compared to 16% in the third quarter of 2002.  The most significant factor in the decrease was the decline in revenues as noted above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Summary

Revenues decreased $1.8 million, or 3%, to $64.9 million from $66.7 million.  Revenues decreased by $8.0 million, or 27%, in the software segment, partially offset by an increase of $6.4 million, or 18%, in the data segment.  Gross profits decreased by $3.1 million, or 6%, with gross profit margins declining to 70.5% from 73.3%.  The decrease in gross margins is due primarily to lower software license revenues in the Company’s Liquent unit, based on the significant gross profit contribution of incremental license revenues.  SG&A increased by $1.5 million, or 5%, due primarily to costs related to Aurigin Systems, which was acquired in May 2002.  SG&A decreased in the software segment based on cost containment initiatives at the Company’s Transcender unit, partially offset by severance charges recorded at the Company’s Liquent unit during the third quarter of 2003.  Depreciation and amortization decreased by $1.4 million, or 13%, due primarily to decreased amortization of intangible assets in the Company’s Transcender unit following an impairment charge recorded in the fourth quarter of fiscal 2002.  During the first nine months of 2002, the Company recorded a GSI Charge of approximately $3.1 million.  Based on the factors above, income from operations decreased by $0.2 million, or 4%, to $4.0 million from $4.2 million.

During the first nine months of 2003, the Company incurred costs of approximately $0.6 million associated with the early termination of a credit agreement.  There were no outstanding borrowings under the credit agreement.  The credit agreement was terminated to facilitate the sale of CRC.  Under the terms of the credit facility, the assets of CRC and other IHI subsidiaries had been pledged as security.  The early termination costs include approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

Net interest income increased $0.8 million to $1.3 million from $0.5 million due primarily to increased interest income earned on invested cash proceeds received from the sale of CRC and a cessation of finance cost amortization following the termination of the Company’s credit facility in March 2003.

The provision for income taxes as a percentage of pre-tax income was approximately 36% in the first nine months of 2003, compared to approximately 35% in the first nine months of 2002.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes, and amortization of intangible assets, which is not tax deductible.

Income from continuing operations remained stable at approximately $3.0 million, or $0.14 per diluted common share, in the first nine months of 2003 and 2002.

Income from discontinued operations approximated $30.0 million, or $1.41 per diluted common share, in the first nine months of 2003, compared to $2.8 million, or $0.13 per diluted common share, in the first nine months of 2002.  Income from discontinued operations increased primarily as the result of a recorded gain on sale of CRC.  The gain totaled $30.7 million, net of income taxes associated with the transaction of $16.0 million.

Segment Review

Data

Revenues increased $6.4 million, or 18%, to $42.7 million from $36.3 million.  The strongest areas of revenue growth included:  revenues from patent information subscriptions at MicroPatent, both as a result of the acquisition of Aurigin in May 2002 and strong growth in core subscriptions; intellectual property management services at MDC; and database subscriptions at IDRAC.

Income from operations increased $5.6 million to $10.8 million from $5.3 million.  Income from operations increased at MicroPatent due primarily to the revenue increases noted above, partially offset by costs associated with Aurigin.  Income from operations increased at MDC due to strong revenue growth and relatively stable operating expenses, coupled with the impact of the GSI Charge recorded during the third quarter of 2002.  EBITDA increased $5.7 million, or 51%, to $17.1 million from $11.4 million.  EBITDA margins approximated 40% in the first nine months of 2003, compared to 31% in the first nine months of 2002.  The most significant factors in the increase were the growth in segment revenues and impact of the GSI Charge.

Software

Revenues decreased $8.0 million, or 27%, to $22.2 million from $30.3 million.  Revenues in this segment have been adversely impacted by difficult software market conditions.  Revenues declined at Liquent, both with respect to software license sales and services, while Transcender license sales declined due to unfavorable product release cycles for IT certifications.

(Loss) income from operations in this segment decreased $5.3 million to $(2.9) million from $2.3 million.  Income from operations decreased at Liquent due primarily to the revenue decreases noted above and severance charges of $0.7 million recorded in the third quarter of 2003.  Income from operations decreased at Transcender due primarily to decreased profit contribution from lower revenues, partially offset by lower amortization of intangible assets and a reduction in operating expenses resulting from cost containment initiatives.  EBITDA in this segment decreased $6.7 million, or 98%, to $0.2 million from $6.8 million.  EBITDA margins approximated 1% in the first nine months of 2003, compared to 23% in the first nine months of 2002.  The most significant factor in the decrease was the decline in revenues as noted above.

Reconciliation of Segment EBITDA to Income (Loss) from Operations

A reconciliation of EBITDA to income (loss) from operations for each segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Data segment
EBITDA	$5,957	$1,429	$17,117	$11,370
Amortization of capitalized software	(2)	(17)	(11)	(17)
Depreciation and amortization	(2,133)	(2,079)	(6,309)	(6,098)
Other expense	9	—	27	—
Income (loss) from operations	$3,831	$(667)	$10,824	$5,255

Software segment
EBITDA	$(1,069)	$1,467	$169	$6,825
Amortization of capitalized software	(75)	(61)	(217)	(61)
Depreciation and amortization	(954)	(1,435)	(2,864)	(4,425)
Other income	(6)	(11)	(24)	(11)
(Loss) income from operations	$(2,104)	$(40)	$(2,936)	$2,328

Other
EBITDA	$(986)	$(1,079)	$(4,402)	$(3,324)
Depreciation and amortization	(5)	(19)	(34)	(59)
Early termination of credit agreement	—	—	575	—
Other expense	—	—	—	3
Loss from operations	$(991)	$(1,098)	$(3,861)	$(3,380)

Liquidity and Capital Resources

On April 8, 2003, the Company completed the sale of CRC and received net proceeds of approximately $90 million, representing the cash consideration for the assets sold less deal related expenses paid through September 30, 2003.  The Company estimates that approximately $0.7 million in deal related costs will be paid subsequent to September 30, 2003.  Approximately $3 million of the proceeds is being held in escrow related to representations and warranties contained in the purchase agreement.  These proceeds will become available to the Company in April 2004 unless the buyer asserts claims under the purchase agreement.  All proceeds held in escrow will remain classified as restricted cash until made available to the Company.  The proceeds from the sale of the STI segment, net of income taxes associated with the transaction, will be used to finance future acquisitions and for general corporate purposes.  The Company currently does not have any binding agreements with respect to any prospective material acquisitions.  Pending such uses, the proceeds will be invested in accordance with the Company’s Investment Program (as defined in Note B - Investments).

In March 2000, the Company sold 4.5 million shares of its common stock and received approximately $155 million of net proceeds.  As of September 30, 2003, proceeds of approximately $148 million have been used from this offering to fund acquisitions.

The Company’s Board of Directors authorized a share repurchase program in October 2002, enabling the Company to repurchase up to $30 million of its common stock.  In July 2003, the Company’s Board of Directors approved an increase in the previously authorized share buyback program from $30 million to $50 million.  Through November 12, 2003, the Company had purchased approximately $14.7 million of its common stock.  The Company may use up to an additional $35.3 million of cash and equivalents in the future to purchase additional shares of its common stock.

Cash and equivalents, including short-term investments, totaled $54.4 million at September 30, 2003 compared to $67.0 million at December 31, 2002.  During 2003, the Company received net cash proceeds of approximately $90 million from the disposition of its STI segment.  As a result, the Investment Program initiated in August 2003 by the Company includes investments of $87.5 million with maturities of 12 to 36 months.  These investments are comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  Excluding cash, cash equivalents and short-term investments, the Company’s continuing operations had a working capital deficit of $(25.6) million at September 30, 2003 compared to a working capital deficit of $(23.3) million at December 31, 2002.  The Company receives patent annuity payments and subscription payments in advance and is, therefore, expected to maintain very low or negative working capital balances, excluding cash and short-term investments.  Included in current liabilities at September 30, 2003, are obligations related to patent annuity payments of approximately $25.1 million and deferred revenue of approximately $17.8 million.

Cash generated from operating activities of continuing operations was $0.0 million for the nine months ended September 30, 2003, derived from income of $3.0 million plus non-cash charges of $9.1 million and a decrease in net operating liabilities of $12.1 million during the period.  The decrease in net operating liabilities is primarily the result of payments for federal income taxes, the timing of the recognition of deferred subscription revenue, and the timing of accounts payable and accrued expense liabilities.  These decreases were partially offset by decreased accounts receivable, primarily related to the timing of and the increase in the number of patent annuity payments at MDC.

Cash used in investing activities from continuing operations was $3.0 million for the nine months ended September 30, 2003 due primarily to an increase in investment purchases, net of sales and maturities, of $86.8 million, offset by net the proceeds received from the sale of CRC of approximately $90 million, less $3 million deposited in escrow funds.  Capital expenditures, including capitalized software costs, approximated $3.1 million in the first nine months of 2003.  Excluding acquisitions of businesses, the Company’s existing operations are not capital intensive.

Cash used in financing activities from continuing operations was $8.8 million for the nine months ended September 30, 2003.  During 2003, the Company repurchased shares of its common stock at a cost of $9.5 million, which was partially offset by net cash proceeds received from the issuance of common stock from stock option exercises of $0.8 million.

Total cash provided by discontinued operations was immaterial in the period ended September 30, 2003.  Total cash from operating activities was $0.9 million, offset by capital spending of approximately $0.8 million, including purchases of equipment and capitalized pre-publication costs and $0.1 million in payments of capital leases.

The Company believes that cash on hand and funds generated from operations will be sufficient to fund the cash requirements of its existing operations for the foreseeable future.  The Company currently has no commitments for material capital expenditures or binding agreements with respect to any prospective material acquisitions.  The Company may choose to obtain additional capital or financing to consummate future acquisitions.  Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company’s control.

Seasonality

The Company does not believe its businesses have significant seasonality.  The Company may experience fluctuations in revenues from period to period based on the timing of acquisitions, new product launches and the timing of license sales.

Effects of Inflation

The Company believes that inflation has not had a material impact on the results of operations presented herein.

Critical Accounting Policies

Investments - During August 2003, the Company entered into a taxable fixed income portfolio program in order to increase investment returns on cash not immediately needed in operations.  The Company accounts for its investments in accordance with SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.  As of September 30, 2003, the Company classified its investments as available-for-sale securities.  These securities are primarily comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  Securities with original maturities of one year or less are classified as short-term investments.  Securities with original maturities of longer than one year are classified as long-term if the Company has the ability and the intent to hold the securities more than one year.  Securities are carried at fair value.  Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders’ equity until realized.  Dividend and interest income, including amortization of premiums and discounts arising at acquisition, are included in earnings.  The Company uses the specific identification method to account for realized gains and losses on available-for-sale securities.

The Company’s accounting policies are disclosed in the Company’s 2002 Annual Report on Form 10-K.  Other than with respect to investments, as presented above, there have been no material changes to these policies during the first nine months of 2003.

Impact of Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity.  The adoption of this standard on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk - During August 2003, the Company entered into a taxable fixed income portfolio program in order to increase investment returns on cash not immediately needed in operations.  The Company classifies its investments as available-for-sale securities.  Available-for-sale securities are of investment grade and are primarily comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds, all with varying maturities.  Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized.  At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company’s investment portfolio.  Conversely, declines in interest rates could have a material favorable impact on interest earnings from the Company’s investment portfolio.  We do not currently hedge these interest rate exposures.

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

Foreign Currency Exchange Rate Risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using current exchange rates, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  During the three and nine months ended September 30, 2003, the Company’s operating results include a foreign exchange losses of $43,000 and $49,000, respectively.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At September 30, 2003, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $25,325,000.  Realized gains and losses relating to the forward contracts were immaterial for the three and nine months ended September 30, 2003.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

Item 4.           Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(e) and 15d-14(e) under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2003.   There have been no significant changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INFORMATION HOLDINGS INC.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material developments in the legal proceedings reported in the Company’s Annual Report of Form 10-K for the year ended December 31, 2002.

Item 2.           Changes in Securities and Use of Proceeds

The following report relates to the Company’s secondary public stock offering:

Commission file number of registration statement:	333-30202
Effective Date:	March 14, 2000

Expenses incurred through September 30, 2003:
Underwriting discounts	$8,595,000
Other expenses	$522,000
Total expenses	$9,117,000

Application of proceeds through September 30, 2003:
Acquisitions of businesses, titles and equity interests	$147,828,000
Temporary investments (Money market funds)	$7,172,000

Item 5.           Other Events

On November 6, 2003, the employment agreement of Aneel M. Pandey, Chief Executive Officer of the Company’s Transcender unit, expired.

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits

10.22	Amendment to Employment Agreement, dated as of September 2, 2003, between Information Holdings Inc. and Jay Nadler

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.

Date:	November 12, 2003	By:	/s/Vincent A. Chippari
Vincent A. Chippari
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer