Form 10-K
period 2003-12-31
INFORMATION HOLDINGS INC
filed 2004-03-15
CIK 1063744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file No. 1-14371

INFORMATION HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1518007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2777 Summer Street, Suite 602 Stamford, Connecticut	06905
(Address of principal executive offices)	(Zip Code)

(203) 961-9106
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒   NO ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $255,159,923 based upon the June 30, 2003 closing sale price of the common stock of $18.25 as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01 outstanding as of March 1, 2004 was 20,886,879 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held April 20, 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year.

PART I

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are referred to the risks and uncertainties identified below, under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 1.                    Business

Overview

Information Holdings Inc. (IHI or the Company), is a leading provider of intellectual property (IP) and regulatory information products, software and services to professional end-users.  Prior to fiscal 2003, the Company operated in three segments – science and technology information (STI), information technology learning (ITL) and intellectual property (IP).  During 2003, the Company divested the entirety of both its STI and ITL segments, choosing to focus on its IP and regulatory information and service businesses.  For the year ended December 31, 2003, the Company had revenues of $81.4 million, operating income of $6.3 million, EBITDA (earnings before interest, taxes, depreciation and amortization) of $17.3 million and net income from continuing operations of $5.3 million, or $0.25 per diluted common share.

The Company provides a broad array of databases, information products, software and complementary services for IP and regulatory professionals through four primary business units:  MicroPatent, Master Data Center (MDC), IDRAC and Liquent.  MicroPatent, acquired in 1997, is a leading provider of patent and trademark information to IP professionals in corporate and legal markets.  MDC, acquired in 1999, provides specialized services and software that enable customers to manage IP portfolios.  IDRAC and Liquent, both acquired in 2001, provide content assembly, publishing and information solutions, primarily to regulatory professionals in the life sciences industry.  The Company also has a small IP licensing unit operating as LPS Group.

The MicroPatent, MDC and IDRAC units comprise the Company’s data segment.  Revenues from data products provided approximately 71% of the Company’s consolidated revenues in fiscal 2003.  The Company’s Liquent unit comprises the software segment.  Revenues from software and related products provided approximately 29% of the Company’s consolidated revenues in fiscal 2003.

See Note 15 of the Notes to Consolidated Financial Statements for additional business segment information.  References to discontinued operations in this Form 10-K relate to the STI Segment (CRC Press and subsidiaries) and the ITL Segment (Transcender LLC).  See Note 4 of the Notes to Consolidated Financial Statements for additional information related to discontinued operations.

Markets, Products and Services

Data Segment

The Company provides products and services in several areas within IP and regulatory markets, including patent and trademark information, patent and trademark management services and regulatory databases related to the registration of pharmaceuticals.  These markets are difficult to quantify with precision because of a lack of third party market information, free services from governmental authorities and the level of services performed “in-house” by corporations and law firms.  The Company believes that its markets are large, dynamic and growing, with growth being fueled by increasing awareness of intellectual property as a corporate asset, greater enforcement of intellectual property rights on a worldwide basis, increasing intellectual property and regulatory filings and an increasing pace of innovation.

Patent and Trademark Information – MicroPatent

The Company’s MicroPatent unit provides information products and services primarily related to the search, retrieval and analysis of IP information.  The Company estimates that current annual revenue in the market for patent and trademark information exceeds $500 million.  Market participants provide services including search and retrieval of both primary and secondary patent information, patent search services and trademark information and search services.  Historically, the largest part of the market has been represented by secondary patent information, including a large market for abstracts and indexes of patent information.  The Company believes this has been a relatively low growth area of the overall market.  In recent years, the primary information market has experienced strong growth based on the development of technologies that enable storage, searching and high value-added analytical review.

The Company believes it offers the most comprehensive primary patent information service in the world, including the largest full text searchable database of patents and unique, proprietary, state-of-the-art searching and analytical software, as well as a database of comprehensive bibliographic patent information. The Company also provides a trademark search service that enables users to search United States (U.S.) Federal, U.S. State, domain name, common law and foreign trademarks over the Internet.  The Company’s primary products include the following:

PatentWeb - Internet-based searching and document downloading products, sold on either a subscription or pay-per-use basis.  The patent collection includes all patents ever issued by the United States Patent and Trademark Office (USPTO), the European Patent Office (EPO) and the World Intellectual Property Organization (WIPO), as well as a significant collection of patents from Japan and numerous individual countries in Europe.  The primary subscription product, TOPS, provides enterprise-wide access to the primary patent collection and is typically used by corporate end-users in research and development, product development, research centers, corporate libraries and legal departments for patent-related research.

Aureka – a series of high value-added analytical tools designed to make patent data more accessible and more valuable to decision makers throughout an enterprise.  Aureka provides sophisticated searching capabilities and functionality to aid in the organization, grouping and analysis of patent data.  Features include text analysis tools for data mapping, citation trees to trace the geneology of sets of patents and enhanced reporting tools.   The product is sold on a subscription basis.

MicroPatent Patent Index Database (MPI) - a timely and comprehensive bibliographic database, generally sold as a supplemental subscription to TOPS subscribers.  MPI contains bibliographic data from 72 countries and patent authorities, with records dating back to 1920 or earlier.  The product is designed to provide a cost-effective alternative to traditional abstracting and indexing services.

Trademark.com - an online trademark search service including comprehensive U.S. Federal and State trademarks, extensive common law files, domain name searching and international trademarks from Canada, WIPO, European Community and the United Kingdom.  The product is sold either as a subscription or on a pay-per-use basis.

The Company also provides patent documents and patent file histories sold in paper and electronic formats.  Selected IP data is also sold to Reed Elsevier, a major information and publishing company, with such information being made available to its online customers in the legal market.  The Company also offers professional patent searching services to customers that do not have the in-house expertise to conduct a patent search.

Patent and trademark information services provided 39% of consolidated revenues in 2003.

IP Management Services - MDC

The Company’s MDC unit provides a service that organizes and assists owners of intellectual property, including corporate and legal clients, with the payments of patent annuities and trademark renewals on a worldwide basis.  The Company estimates that current annual revenue in the market for outsourced patent and trademark management services exceeds $100 million.  The market is primarily comprised of license revenues generated for IP portfolio management software and revenues generated from payment services.  This excludes the potential market associated with organizations that perform these functions “in-house”.  Consistent market growth has been fueled by the increasing number of active patents and trademarks, increasing complexity associated with managing IP portfolios, greater interest in maintaining and enforcing IP rights and increasing levels of outsourcing to firms with industry expertise, such as MDC.  The market is currently fragmented, and management believes that MDC is the leading provider of patent and trademark management services in the U.S. market.

Due to the fact that the rules for filing and maintaining patents and trademarks are fairly complex and vary among the various regulatory authorities around the world, owners of IP in domestic and foreign markets, including many major corporations and law firms, use service providers on an outsourced basis.  MDC’s services include the following:

Annuity Payment Services - a service to track filing and payment requirements on a worldwide basis and to make payments on behalf of corporate and legal customers.  The service is priced on a per payment basis, with cash received from customers in advance of applicable payment dates.  MDC currently processes approximately 375,000 annual payments on behalf of its clients.  The service is supported by a proprietary database that includes the current rules for filing and maintenance of patents and trademarks in every major patent jurisdiction in the world.

IP Master - management software that enables customers to manage, track and report on their IP portfolios.  The software includes the country rules database for every major IP jurisdiction as well as advanced query, filtering and reporting features.

MDC also provides supplemental services including training, legacy data conversions and software customizations.

IP management services provided 19% of consolidated revenues in 2003.

Regulatory Databases – IDRAC

The Company’s IDRAC unit provides a comprehensive database detailing the rules and regulations for registering new drugs in 36 different jurisdictions worldwide.  Because the process of registering a new therapeutic drug is highly complex and varies between jurisdictions worldwide, life science businesses use IDRAC to construct drug filings more efficiently, simplify global registrations and optimize in-house resources.

The Company believes that the IDRAC database is the most complete database of regulatory intelligence available to the worldwide life sciences industry.  The database includes official regulatory texts and guidelines from supervisory agencies such as the U.S. Food and Drug Administration, legislative and regulatory texts from official journals and proprietary content that provides further information on the regulatory environment in each jurisdiction.  The database is sold on a subscription basis, most often accessed via the Internet.

Regulatory databases provided 13% of consolidated revenues in 2003.

Software Segment

The Company’s Liquent unit provides software solutions and related services that enable users throughout an enterprise to collaborate in the authoring, compilation, distribution, publishing and reuse of information. Liquent’s products are used in the life sciences industry and, most predominantly, in pharmaceutical, biotechnology and contract research organizations for preparing and filing new drug applications (NDA’s) and biologics licensing applications.

The Company’s historical market has been content assembly and publishing solutions in the life science industry.  The Company estimates that this market approximates $75 million-$100 million.  This excludes the potential market associated with organizations that perform these functions “in-house”.  The Company believes that Liquent is the largest worldwide provider of such solutions. This market is a subset of the much larger life science document management industry.  As discussed later in this section, the Company is currently developing new products that will expand its market penetration beyond its core content assembly and publishing niche.

Regulatory initiatives currently being implemented will result in an increase in the number of electronic submissions required of life science businesses and the harmonization of certain worldwide filing requirements.  The Company believes this will increase the need for document and submission management solutions, resulting in a larger overall market for its products and services.

In December 2003, the Company acquired CDC Solutions Limited (CDC), a private company based in the United Kingdom that provides software solutions and related services for the life sciences industry.  The CDC business is being integrated with Liquent from both a managerial and operational perspective.  The primary products offered by the combined Liquent-CDC business include the following:

CoreDossier; EZsubs Enterprise – enterprise-wide software products designed to meet the pre-approval and compliance needs of life science organizations in the process of preparing and filing NDA’s and biologics licensing applications.  These regulatory dossiers are complex documents, typically running in excess of 200,000 pages, including legacy documents, spreadsheets, charts, photos, graphs, audio and video files and more.  Liquent’s systems automate the entire regulatory publishing process by assembling and publishing information from over 100 different native formats.  The products improve publication and submission quality with varied output options to regulatory authorities, contract research organizations, vendors and other stakeholders.  These systems integrate with multiple data repositories, can be implemented on one server or multiple servers and publish active and archived documents to standard formats such as paper, web portals, PDF, XML, TIFF and industry-specific standards.

Submission Works; EZsubs Compliance – automated regulatory publishing solutions that produce compliant paper and electronic regulatory submissions on a turnkey basis. These systems have many of the features of the enterprise-wide solutions above and are most often implemented by smaller pharmaceutical and biotechnology companies and companies not currently operating a content management system.

PDFaqua – a print control and document watermarking system providing an electronic environment with rules based security.  This system is used across life science organizations to create and manage hierarchical document policies; control who can print and view documents; build audit trails; and perform related functions.

InSight - a major product development initiative providing a series of products that will move Liquent beyond content assembly and publishing into regulatory document and submission management solutions.  The InSight suite will provide the life sciences market with a single solution for managing the entire submission process and the lifecycle of submission-related content.  The first product in the suite, InSight Foundation, was completed in the fourth quarter of 2003 and began generating revenue in the first quarter of 2004.  InSight Foundation is an electronic regulatory document management system, pre-configured with industry best practices, that enables customers to establish a controlled document management environment for the creation, review and approval of submission-related content.  The product fully integrates with other Liquent systems such as CoreDossier.  The Company’s InSight Manager product is currently in development and is expected to be available for sale early in the second half of 2004. InSight Manager is being developed to enable life science companies to meet industry and regulatory needs to manage the submission process on a worldwide basis with a centralized solution.  InSight Manager will enable organizations to efficiently manage their regulatory information and operations including product information, product registrations and approvals, other submission-related documents and dossiers.

Each of the products listed above is sold as a perpetual site license.  The Company enters into annual maintenance contracts with all software customers to provide technical support and product updates.  Maintenance is sold as a subscription and renewed annually with software customers.

Liquent also offers a full suite of consulting and outsourcing resources.  Services include implementation consulting and customization of software solutions, education and end-user training, technical support and comprehensive services to prepare and publish large compound documents on an outsourced basis.  Consulting services are generally priced on a time and materials basis, with certain outsourcing services priced on a fixed fee basis.

The software segment provided 29% of consolidated revenues in 2003.

Customers

The Company’s products and services are sold primarily to major corporations.  Corporate customers include organizations in all major industries, with a particular concentration in the life sciences, chemical, packaged goods, technology and manufacturing industries.  In addition to the corporate customer base, customers include many of the major intellectual property law firms in the U.S.

The Company does not have any individual customer that provided more than 3% of annual revenue for the year ended December 31, 2003.  The Company has approximately 50 customers currently contributing over $200,000 in revenue per annum.  Major customers in 2003 included Abbott Laboratories, Astra Zeneca, Dow Chemical, Eastman Kodak, ExxonMobil, GlaxoSmithKline, Kimberly-Clark, Marsh & McLennan, Motorola, Novartis, Pfizer, Philips NV, Procter & Gamble, Schering Plough and 3M.

In addition to direct sales to major corporations and law firms, selected products are sold to third parties for resale within specific geographic regions and non-core markets.

Seasonality and Quarterly Results

The Company does not believe its businesses have significant seasonality.  However, quarterly results may be affected by the timing of acquisitions, new product launches and the timing of license sales.  Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Sales, Marketing and Distribution

Products and services are sold primarily through an in-house sales force with offices in the United States and Europe.  The Company has three primary sales organizations dedicated to patent and trademark information products, patent and trademark management services, and software and information for life sciences.  Prospects are identified through referrals from existing customers, referrals from patent and trademark offices, leads from trade shows and information requests from sources such as the Internet.  Additional international sales are made through a network of distributors in Japan and elsewhere.  The Company also sells information products and licenses software products to distributors in the U.S. that resell products outside of core markets, on both a private label and branded basis.  At December 31, 2003, the Company had a total of 71 employees in sales and marketing (45 employees in the U.S. and 26 employees in Europe).

While the Company has historically relied on distributors for sales of IP information in Japan and other markets in Asia, it currently intends to open a sales office in Japan in 2004, with an initial focus on sales of IP management services.

Competition

Patent and Trademark Information

The Company believes it is the largest commercial provider of primary patent information.  The largest competitor in the patent information market is the Thomson Corporation (Thomson), which owns Derwent, historically a leading provider of secondary patent information, and Delphion, which provides primary patent information over the Internet.  Competition in this area also comes from patent and trademark offices, particularly the USPTO and the EPO.  Both offer useful, low-end patent services, primarily geared toward academic users.  Patent office products tend to be most useful for those trying to obtain a specific patent, but are generally less useful for research and high-end corporate and legal applications.

The major providers of full-search trademark services are Thomson & Thomson, a unit of Thomson, and CCH Corsearch, a unit of Wolters Kluwer.

IP Management Services

The Company believes it is the largest provider of patent annuity and trademark renewal payment services in the U.S.  Computer Packages, Inc. is the only significant competitor in the U.S.  The Company believes that Computer Patent Annuities (CPA) is the leading provider of payment services in Europe and Asia, followed by Dennemeyer.  The Company also believes it is the leading provider of IP management software in the U.S.  This market is relatively small and fragmented.

Regulatory Data and Software Solutions – Life Sciences

The Company believes it is the leading provider of regulatory intelligence and publishing solutions for the life sciences industry, with competition currently coming primarily from systems developed in-house by large pharmaceutical companies.  The Company’s software products have direct competition from Lorenz Life Sciences, a small European-based solutions provider. There is also indirect competition from third-party systems integrators.  Information solutions in this area face competition primarily from government web sites, including the site maintained by the U.S. Food and Drug Administration.

The Company’s new InSight products will expand product offerings into the regulatory document management and submission management areas.  While no company currently has products directly competitive with all products in the InSight suite, several companies will be competitive with portions of InSight, including Qumas, First Consulting Group, Aris Global and Open Text.

Foreign Operations and Export Sales

Outside of the U.S., the Company has operations based primarily in the United Kingdom and France.  Operations in the United Kingdom include the European headquarters of Liquent, comprised of a combination of Liquent and CDC employees, and an office supporting European and Asian sales efforts of MicroPatent.  Operations in France relate to the Company’s IDRAC business.  The Company’s Liquent unit also has two employees based in Japan.  The Company expects its MDC unit to open a small office in Japan in 2004, primarily to function as a sales operation.  Export sales, based on customer location, represented approximately 30% of consolidated revenues for the year ended December 31, 2003, which includes an estimate of IP information delivered over the Internet to recipients outside the U.S.

Intellectual Property

The Company regards its patents, trademarks, copyrights, domain names, trade secrets and similar intellectual property as valuable assets and relies upon trademark and copyright laws, as well as confidentiality agreements with employees and others, to protect its rights.  The Company pursues the registration of material trademarks and copyrights in the U.S. and, depending upon use, in some other countries.  The Company believes it owns or licenses all material intellectual property rights necessary to conduct its business.

Environmental Matters

The Company believes its operations are in material compliance with all applicable foreign, federal, state and local environmental laws, as well as all laws and regulations relating to worker health and safety.

Employees and Labor Relations

As of December 31, 2003, the Company’s continuing operations had 498 employees, consisting of 384 employees in the United States, 112 employees based in England and France and 2 employees based in Japan.  Employees by function for continuing operations include: 123 employees in sales, marketing and customer service; 96 employees in research and development; 195 employees in production, operations and consulting; and 84 employees in finance, administration and information technologies.

At December 31, 2003, the Company also had 43 employees related to discontinued operations, assisting solely in the transition of the Transcender business to its acquirer.  The Company expects to have no remaining employees in discontinued operations by May 31, 2004.

No employees are covered by collective bargaining agreements with labor unions.  The Company believes that relations with its employees are good.

Business Acquisitions

On December 1, 2003, the Company’s Liquent unit acquired CDC, a company that provides business solutions to the life sciences industry that facilitate the preparation and submission of regulatory filings, primarily new drug applications.  The initial net cash consideration for CDC was approximately $23 million, which is net of cash acquired and includes guaranteed earnout payments.  Future cash consideration is currently expected to range from $2 million-$12 million, dependent on future operating results of the combined Liquent-CDC business.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements.  Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of the federal securities laws.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company.

The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this report will be achieved.  Readers are cautioned not to place undue reliance on the forward-looking statements contained herein.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Risks Factors

The business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statement contained in this Annual Report on Form 10-K.  Factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements include but are not limited to:

Difficulties in executing its acquisition strategy.  The Company intends to continue to expand its business through the acquisition of complementary companies.  IHI cannot, however, make any assurances that it will be able to identify any potential acquisition candidates or consummate any additional acquisitions or that any future acquisitions will be successfully integrated or will be advantageous to IHI.  Without additional acquisitions, the Company is unlikely to maintain historical growth rates.

Failure to properly manage its operations and growth.  In recent years the Company has expanded its operations through acquisitions.  This rapid growth places a significant demand on management and operational resources.  In order to manage growth effectively, IHI must implement and improve its operational systems, procedures, and controls on a timely basis in order to achieve operating efficiencies and to control costs.  If the Company fails to implement these systems, procedures and controls on a timely basis, it may not be able to serve its clients’ needs, pursue new business, complete future acquisitions or operate its business effectively.  Failure to properly integrate acquired operations could result in increased cost.

Failure to recruit and retain necessary technical personnel and skilled and experienced management.  The Company’s success depends to a significant extent upon its ability to attract, retain and motivate highly skilled and qualified personnel including the Company’s Executive Officers and the senior management teams of its primary operating units.  Failure to attract, train, and retain sufficient members of these technically-skilled people or the loss of any key member(s) of the Company’s management team could have an adverse effect on IHI’s business, financial condition, cash flow and results of operations and prospects.

Competition.  The Company expects to encounter additional competition based on the competitive nature of the markets in which the Company operates as well as the introduction of new competitors into existing markets, specifically the availability of raw intellectual property from alternative sources for little or no cost to the customer.  If the Company is forced to lower pricing or if demand for services decreases, IHI’s business, financial condition, results of operations, and cash flow may be materially and adversely affected.  Many of the Company’s competitors have greater resources, and they may be able to use their resources to adapt more quickly to new or emerging technologies or to devote greater resources to responding to evolving customer requirements.  In addition, the Company may sometimes compete with a client’s own internal business process and information technology capabilities, which may constitute a fixed cost for the client.

Technological Changes.  The markets for the Company’s technology services are subject to technological changes and changes in client requirements.  The Company’s may be unable to timely and successfully customize products and services that incorporate new technology or to deliver the services and products demanded by the marketplace.  Late entry into a market may expose the Company to the risk of being unable to price products and services to levels that will permit recovery of costs and may therefore, adversely affect IHI’s operating results and cash flow.

Change in Internet usage.  The Company’s ability to grow its business is dependent on the increasing use of the Internet and on the growth of electronic commerce.  Many of the Company’s products depend on the growth, development and increased acceptance and use of the Internet, the Web and other online services as a medium of commerce.  Lack of anticipated growth and development in the acceptance and use of the Internet and electronic commerce at historical rates of growth would impair the demand for and may adversely affect the Company’s ability to sell its products.

Change in customer relationships.  The loss of customers and/or the reduction in volumes and services provided to customers could materially affect IHI’s revenues, profitability and cash flows.  Additionally, if the Company fails to perform services at levels specified in customer contracts and/or satisfactory to its customers, the Company’s reputation in the industry may suffer, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flow.

Infrastructure issues and security breaches.  The Company’s business depends upon the reliability of its systems and equipment, including the security of its website and access to its databases via e-commerce.  From time to time, interruptions may be experienced due to several factors including hardware failures, operating system failures and unsolicited bulk e-mail containing viruses (software programs that disable or impair computers).  Although disaster recovery plans and security measures have been put in place, sustained or repeated system failures and/or compromises to the security measures could reduce traffic on the Company’s website and impair the ability to process orders.  If delays or interruptions occur, the Company’s reputation could be impaired and customers may become less inclined to purchase its products and services.  Additionally, because activities of the Company include the storage and transmission of certain proprietary information, a party who is able to circumvent security measures could misappropriate proprietary information and/or cause interruptions in services or operations.  The Company may be required to expend significant capital and other resources to protect against security breaches and related possible litigation exposure or to address any problems caused by such.  Any failure on the part of the Company to prevent capacity constraints, system interruptions or security breaches could have an adverse effect on its business, financial condition and results of operations.

International risks.  Recently the Company has expanded its international operations.  International operations are subject to a number of risks including, but not limited to the following — fluctuations in foreign exchange currency rates; licensing and labor counsel requirements; difficulties in complying with regulatory requirements and standards; longer accounts receivable payment cycles; potentially adverse tax consequences; limits on repatriation of earnings; financial stability of foreign markets; additional expenses and risks inherent in conducting operations in geographically distant locations; compliance with laws of those foreign countries; political instability; trade restrictions such as tariffs and duties or other controls affecting foreign operations, and other factors that may adversely affect the Company’s business, financial condition and operating results.

Other Risks.  The Company has attempted to identify material risk factors currently affecting the business and company.  However, additional risks that are unknown, or that management currently thinks are immaterial, may occur or become material.  These risks could impair the Company’s business operations or adversely affect revenues, cash flow or profitability.

These risks and others that are detailed in this Annual Report on Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, must be considered by any investor or potential investor in the Company.

The Company’s financial information, including the information contained in this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above mentioned reports may be viewed on the Internet free of charge at www.informationholdings.com.  The Company’s Corporate Governance Guidelines, Amended and Restated Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Code of Business Conduct and Ethics are also available on the Company’s website.  Copies of the foregoing documents will be mailed to stockholders, free of charge, upon any request made to the Corporate Secretary, Information Holdings Inc., 2777 Summer Street, Suite 602, Stamford, Connecticut 06905.  Reports filed with the Securities and Exchange Commission (the SEC) may also be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s Internet site at www.sec.gov.  Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The information on the Company’s website is not incorporated by reference in the Annual Report on Form 10-K and the Company’s Internet address is included as an inactive textual reference only.

Item 2.                    Properties

The Company leases its corporate headquarters, which is located in Stamford, Connecticut, and leases additional office and warehouse space for its primary domestic operating units in the following states (in square feet):

Connecticut (including corporate headquarters)	19,512
California	11,450
Michigan	15,725
New York	4,276
Pennsylvania	34,514
Tennessee	38,569
Washington, D.C.	7,937
Other states	962

The Company also leases office space for its primary foreign operating units in the following locations (in square feet):

England	21,103
France	7,855
Other countries	802

Approximately 61,000 square feet of office and warehouse space located primarily in New York, Pennsylvania, Tennessee and England is either unoccupied as of December 31, 2003, not expected to be renewed upon expiration of its lease, or will become vacant in the first half of 2004.  The Company is also in the process of exploring alternative space for its operations in California, Connecticut, Michigan, Pennsylvania and Washington, D.C.  The Company believes it will be able to obtain space at commercially reasonable terms.  All other remaining locations are in good operating condition and are suitable and adequate for current business operations and future expansion.

Item 3.                    Legal Proceedings

On December 5, 2002 Venturetek, L.P., Richard Elkin, Antoine Bernheim, Stacy Bernheim and Genstar, Ltd., derivatively as shareholders of Rand Publishing Co., Inc. (Rand) and individually, on their own behalf (the Plaintiffs) filed a complaint in the Supreme Court of the State of New York against IHI (the IHI Action).  The complaint alleges that IHI’s predecessor, Information Ventures LLC, fraudulently acquired assets or businesses, including businesses acquired prior to the Company’s initial public offering in August 1998, that were corporate opportunities of Rand.  The complaint also alleges that IHI’s taking of the assets or businesses constitutes a “conversion.” The Plaintiffs request that all of the IHI shares and options be held in constructive trust for the benefit of the Plaintiffs.  The Plaintiffs also seek damages in an amount of approximately $750 million.  IHI believes that each of the claims in the complaint is without merit and filed a motion to dismiss the complaint on February 14, 2003.  IHI’s motion to dismiss, which remains pending, states that the complaint fails to state a cause of action against IHI and, even if it does, the claims are barred under the applicable statutes of limitation or on account of the Plaintiffs’ laches.

The Company’s President and Chief Executive Officer, Mason P. Slaine, and Michael E. Danziger, a member of the Company’s board of directors, are named as defendants in a related action entitled Venturetek, L.P., et al. v. Rand Publishing Co., Inc., et al., also currently pending in the Supreme Court of the State of New York (the Rand Action).  As in the IHI Action, the Plaintiffs in the Rand Action, proceeding derivatively on behalf of Rand, allege that certain assets or businesses acquired by IHI, including businesses acquired prior to the Company’s initial public offering in August 1998, were corporate opportunities usurped from Rand.  Plaintiffs allege that Slaine and Danziger breached fiduciary duties allegedly owing to Rand by allowing IHI’s predecessor, Information Ventures LLC, to acquire those businesses.  Plaintiffs seek, among other remedies, the imposition of a constructive trust over Slaine’s and Danziger’s shares of IHI as well as compensatory damages against Slaine and Danziger in an amount alleged to be in excess of $150 million.

In addition, from time to time the Company is a party to other legal and administrative proceedings, claims, and litigation arising in the ordinary course of its business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters either singularly or in aggregate will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.                    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.                                                           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “IHI”.  As of March 1, 2004, there were approximately 1,818 holders of the Company’s common stock comprised of 18 record holders and approximately 1,800 beneficial holders.

The following table reflects the high and low closing sales prices of the Company’s common stock as reported on the NYSE, for the periods indicated.

	2003		2002
Fiscal Year Ended December 31,	High	Low	High	Low

First Quarter

$

16.78

$

14.50

$

29.39

$

24.23

Second Quarter

18.39

15.05

31.80

23.34

Third Quarter

20.05

15.65

23.75

17.53

Fourth Quarter

22.42

20.61

22.56

12.25

Dividend Policy

The Company has never declared or paid a dividend on its common stock and currently does not anticipate declaring or paying any dividends on its common stock in the foreseeable future.  The current policy of the Company’s Board of Directors is to retain earnings to finance the operations and expansion of the Company’s business and to repurchase the Company’s common stock.

Purchases of Equity Securities by the Issuer

On October 28, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to $30,000,000 of its common stock.  Subsequently, on July 9, 2003, it was announced that the Company’s Board of Directors had approved an increase in the previously authorized share buyback program from $30,000,000 to $50,000,000.

The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The authorization to repurchase the Company’s common stock will remain in effect until the Company’s Chief Executive Officer deems it appropriate to terminate the repurchase program.  The number of shares to be purchased and the timing of purchases will vary based on the level of cash balances, general business conditions and alternative investment opportunities.  The share buyback program will be funded from existing cash, cash equivalents and available-for-sale securities.  Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Through December 31, 2003, the Company repurchased a total of 1,007,200 shares of common stock at an average price paid per share of $14.62 pursuant to the repurchase authorization at a total cost of $14,723,000.  No shares were repurchased during the three months ended December 31, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” in Item 12.

Changes in Securities and Use of Proceeds

The following report relates to the Company’s secondary public stock offering:

Commission file number of registration statement:	333-30202
Effective Date:	March 14, 2000

Expenses incurred through December 31, 2003:
Underwriting discounts	$8,595,000

Other expenses

$

522,000

Total expenses	$9,117,000

Application of proceeds through December 31, 2003:
Acquisitions of businesses, titles and equity interests	$155,000,000

Item 6.                    Selected Financial Data

The selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 2003 have been derived from their respective audited financial statements.  All acquisitions by the Company were accounted for using the purchase method of accounting.  Significant acquisitions of the Company include Master Data Center, Inc. on August 12, 1999, IDRAC on March 29, 2001, Liquent, Inc. on December 20, 2001, Aurigin Systems, Inc. on May 9, 2002 and CDC Solutions Limited on December 1, 2003.  The results of operations of these businesses are included in the Company’s results from their respective dates of acquisition.  The selected historical financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.  The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001	2000	1999

Operating data:
Revenues (1)	$81,407	$77,952	$41,565	$30,228	$17,571
Gross profit	55,685	54,737	29,845	21,232	12,398
Percent of sales	68.4%	70.2%	71.8%	70.2%	70.6%
Operating expenses (2) (5)	$49,415	$49,015	$27,071	$22,651	$10,671
Interest income, net	2,000	628	3,653	7,149	1,514
Income from continuing operations (4)	5,296	4,419	3,619	3,056	1,745
Income (loss) from discontinued operations, net of taxes	25,911	(18,143)	4,219	4,036	4,272
Net income (loss)	31,207	(13,724)	7,838	7,092	6,017
Earnings per common share from continuing operations:
Basic	$0.25	$0.20	$0.17	$0.15	$0.10
Diluted	$0.25	$0.20	$0.17	$0.15	$0.10
Earnings (loss) per common share:
Basic	$1.48	$(0.63)	$0.36	$0.34	$0.36
Diluted	$1.48	$(0.63)	$0.36	$0.34	$0.35
Balance sheet data (at period end):
Cash and cash equivalents (3)	$39,693	$53,910	$38,612	$96,375	$7,551
Investments (3)	95,478	13,056	17,762	11,731	—
Total assets	374,670	329,001	346,557	310,996	138,658
Capital lease obligations, less current portion	—	63	208	—	—
Stockholders’ equity	282,413	249,740	266,950	256,274	90,935

Note:  Prior year results have been restated to reflect the discontinued operations of CRC and Transcender, both of which were sold in fiscal 2003 (See Note 4 of the Notes to Consolidated Financial Statements).

(Footnotes on following page)

(Footnotes from preceding page)

(1)                                  In fiscal 2001, in conjunction with the acquisitions of IDRAC and Liquent, the Company was required by purchase accounting to revalue acquired deferred revenues based on the cost to fulfill.  This revaluation is a non-cash adjustment, which reduced revenue in the year following the acquisitions.  The adjustment reduced revenues by $1,000,000 and therefore reduced operating income by $1,000,000 for the year ended December 31, 2001, and reduced revenues by $1,500,000 and therefore reduced operating income by $1,500,000 for the year ended December 31, 2002.

(2)                                  During 2000, the Company formed an alliance with Intellectual Property Technology Exchange, Inc. (Techex) to jointly develop and market products to address the online needs of the technology licensing industry.     Operating expenses for the years ended December 31, 2000, 2001 and 2002 include impairments in the value of the Company’s investment in Techex of $1,500,000, $400,000 and $95,000, respectively.  During 2001, the Company acquired a minority interest in GSI Office Management Gmbh, a provider of IP software systems based in Germany.  During 2002, the Company recorded an impairment charge of $3,063,000 reflecting the full value of its investment in GSI.

(3)                                  For 2003, amounts include the net proceeds received from the sale of CRC and Transcender of $90,000,000 and $10,000,000, respectively, less approximately $26,000,000 in cash paid to acquire CDC Solutions Limited.

(4)                                  Includes approximately $1,500,000 of costs related to the integration of CDC Solutions and severance costs at the Company’s Liquent unit during fiscal 2003.

(5)                                  Amortization of goodwill and indefinite lived intangibles of $5,551,000, $1,869,000 and $519,000 are included in the 2001, 2000 and 1999 operating results, respectively, but not in the 2003 or 2002 operating results pursuant to the Company’s adoption of SFAS No. 142 (See Note 7 of the Notes to Consolidated Financial Statements).

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.  Unless otherwise stated in this Form 10-K, references to the years 2003, 2002 and 2001 relate to the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

The following discussion contains forward-looking statements that involve risks and uncertainties.  Actual results of the Company could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Item 1.  Business — Risk Factors.”

Impact of Acquisitions and Divestitures

A key component of the Company’s historical growth has been to pursue acquisitions where opportunities exist to internally grow the acquired companies’ revenues and increase profitability through operating efficiencies.  Since beginning operations in January 1997, the Company has completed 15 substantial acquisitions, including seven in the data segment, two in the software segment and six in the former scientific and technology information and IT learning segments, as well as some minor acquisitions that are not otherwise disclosed herein.

As of December 31, 2003, the Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, Master Data Center (MDC) and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment is comprised solely of Liquent, a leading provider of life science regulatory intelligence and publishing solutions.  Other includes unallocated corporate items.  Corporate assets consist principally of cash and cash equivalents, investments and current income taxes receivable.

As of December 31, 2002, the Company had three reportable segments: intellectual property (IP), which included MicroPatent, MDC, Liquent and IDRAC; information technology learning (ITL), which included Transcender LLC; and scientific and technology information (STI), comprised solely of its wholly owned subsidiary CRC Press and its subsidiaries (CRC).

On February 27, 2003, the Company entered into a Purchase Agreement to sell substantially all of the assets and certain liabilities of CRC to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc.  The transaction was completed on April 8, 2003.

In September 2003, the Company changed the composition of its remaining segments from IP and ITL to data and software to more accurately reflect the way management operates the Company and assesses the Company’s performance.

On December 1, 2003, the Company acquired the issued share capital of CDC Solutions Limited (CDC) for cash consideration of approximately $26.3 million.  CDC is a leading provider of life science regulatory intelligence and publishing solutions.  The Company is integrating the CDC business with its Liquent business and, in accordance with Financial Accounting Standards Board (FASB) Statement of Financial and Accounting Standards (SFAS) No. 141, Business

Combinations, the results of operations of the acquired business has been included in the Consolidated Statement of Operations from the date of acquisition to December 31, 2003.  As a result of the above, the CDC operations are included in the software segment for reporting purposes.

On December 22, 2003, the Company announced that it had sold Transcender LLC n/k/a Dalton I LLC (Transcender) to a subsidiary of Kaplan, Inc. (Kaplan).  Under the terms of the Asset Purchase Agreement, Kaplan acquired substantially all of the assets and assumed certain operating liabilities.  The transaction had an effective date of December 31, 2003.  As a result, the software segment is currently comprised solely of Liquent.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all assets, liabilities, results of operations and cash flows of Transcender and CRC have been segregated from those of continuing operations and are presented in the Company’s December 31, 2003 financial statements as discontinued operations.  Additionally, the Company’s financial statements have been reclassified to reflect Transcender and CRC as discontinued operations for all prior periods presented herein.

See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s discontinued operations and Note 3 to the Notes to Consolidated Financial Statements for additional information regarding the Company’s acquisitions.

See Note 15 of the Notes to Consolidated Financial Statements for further discussion and financial information related to the Company’s segments presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company continually seeks opportunities which may result in additional acquisitions that will further the Company’s growth and operating strategies.  If the Company acquires additional businesses, its sales mix, market focus, cost structure and operating leverage may change significantly.  Consequently, the Company’s historical and future results of operations reflect and will reflect the impact of acquisitions, and period-to-period comparisons may not be meaningful in some respects.  Historical information for companies subsequent to their acquisition may include integration and other costs that are not expected to continue in the future.

Critical Accounting Policies

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  The impact and any associated risks on the Company’s results of operations related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  See Note 2 of the Notes to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include, but are not limited to, revenue recognition, bad debt allowances, income taxes, and the valuation of goodwill and other identified intangible assets.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company derives its revenues primarily from the following sources:

Subscription Revenue - Revenue from subscriptions to the Company’s information services is recognized in income as earned over the subscription period.  Costs in connection with the procurement of subscriptions are charged to expense as incurred.

IP Management Services - Revenues from patent annuity and trademark renewal payment services are recognized in the period when the related annuity payments are made to various regulatory agencies.

IP Transactional Services - When not governed by a subscription agreement, sales of patent documents, patent file histories, patent searches, patent downloads and trademark searches are recorded as revenue upon delivery of the product to the customer.  Delivery generally occurs when the product is delivered to a common carrier, sent by facsimile, delivered via e-mail or downloaded electronically by the customer.

Software and Related Services - The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended.  The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is probable.  Delivery generally occurs when the product is delivered to a common carrier or made available to the customer for electronic download.  At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether or not collection is probable.  The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction.  The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

For all sales, either a binding purchase order or signed license agreement is used as evidence of an arrangement.  Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.  Revenue from software licenses to parties other than end-users, including reseller, third-party integrator and OEM arrangements with after-sale support requirements, is recorded only when software has been placed with an end-user and no further obligations exist. Customer acceptance terms, which the Company considers to be perfunctory, lapse after a short period (generally 30 to 90 days) if the customer has not formally rejected the software.

For agreements with multiple elements, such as license, maintenance, training and consulting services, the Company allocates revenue to each component of the arrangement based upon its fair value as determined by vendor specific objective evidence (VSOE).  VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately.  For software license updates and product support services, VSOE is additionally measured by the renewal rate offered to the customer.  Revenue is deferred for any undelivered elements and recognized when the product is delivered or over the period in which the service is performed, in accordance with the revenue recognition policy for such element.  If the Company cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, revenue is deferred until all elements are delivered and all services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.  When the fair value of a delivered element has not been established, the residual method to record revenue is used if the fair value of all undelivered elements is determinable.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Support Services Revenue - Revenue is derived from (i) maintenance and post-support contracts, (ii) training services and (iii) consulting services.  Maintenance and post contract customer support includes ongoing customer support, bug fixes and rights to upgrades on a when-and-if available basis.  Revenue from maintenance and post-support contracts is recognized ratably over the term of the service contract, which is typically 12 months.  Generally payments for maintenance fees are received in advance and are non-refundable.  Revenue from training and consulting services is generally recognized when the services are performed.  Consulting revenue includes implementation services performed primarily on a time-and-materials basis under separate service arrangements related to the installation of Liquent software.  Management does not consider the installation services essential because the services are routine in nature and include implementation planning, training of customer personnel, building simple interfaces and running test data.  Also, customers have access to third parties who can provide such services. The remainder of consulting revenues is derived primarily from project management for publishing new drug applications and general information technology consulting.  Revenue is recognized for these services on a time-and-materials basis as services are performed.

Also, the SEC has issued Staff Accounting Bulletins No. 101 and 104, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Future interpretations of existing accounting standards or changes in the Company’s business practices could result in future changes in the Company’s revenue accounting policies that could have a material adverse effect on its business, financial condition and results of operations.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  Where the Company is aware of a customer’s inability to pay or where collectibility is uncertain the Company specifically provides for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected.  For all other customers, reserves for bad debts are established based on the length of time the receivables are past due, with up to 100% reserved for amounts more than 90 days past due, adjusted for accounts management believes are collectible based on historical experience.  If circumstances change (i.e., an unexpected material adverse change in a customer’s ability to meet its financial obligations), the Company’s estimates of the recoverability of amounts due could be revised by a material amount.  Management believes that credit risk for accounts receivable is limited because of the large number of customers and because the Company’s customers are dispersed across different businesses and geographic areas.

Valuation of Goodwill and Identified Intangible Assets

Due to the fact that the Company is primarily a services company, its business acquisitions typically result in significant amounts of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible future expense resulting from impairments.  The determination of the value of goodwill and other intangibles requires the use of estimates and assumptions about future business trends and growth.  The Company regularly (at least annually) evaluates whether events and circumstances have occurred that indicate the balance of goodwill or intangible assets may not be recoverable.  In evaluating impairments, the Company generally estimates discounted future cash flows derived from the goodwill or intangible asset.  Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses and other factors.  If an event occurs which would cause a revision in estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial results.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates.  The income tax accounting process involves recording the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards.  These differences result in the recognition of deferred tax assets and liabilities.

Deferred tax assets at each balance sheet date are evaluated to determine realizability, considering, without limitation, currently enacted tax laws, expected future taxable income and origins of the specific components of the deferred tax asset.  If it is determined that it is not fully realizable, a valuation allowance is recorded to reduce the asset balance to its realizable value through a charge to income tax expense.  Determining whether the Company will be able to utilize its net operating loss carryforward requires that it estimate future taxable income and make judgments regarding the timing of future tax obligations.  Actual taxable income could differ from these estimates.

As of December 31, 2003, the Company believes it is more likely than not that it will be able to realize the majority of its deferred tax assets through expected future profits, but believes that it is more probable than not that it will not be able to recover any benefits from net operating loss carryforwards acquired with the acquisition of Liquent in 2001.

Therefore, the Company recorded a valuation allowance related to this component of the deferred tax asset.  The net operating loss carryforwards and the related valuation allowance have been recorded in conjunction with the acquisition of Liquent in 2001 and did not affect net income for the period.

If other components of the deferred tax asset require a valuation allowance in the future, the effect on income tax expense could be material.

Results of Operations

Fiscal year 2003 vs. 2002

Summary

Revenues increased $3.5 million, or 4%, to $81.4 million from $78.0 million.  Revenues increased by $8.9 million, or 18%, in the data segment, partially offset by a decrease of $3.6 million, or 13%, in the software segment and a decrease in other revenue of $1.8 million, as further described in the segment analysis below.  No single customer accounted for 3% or more the Company’s revenues during 2003. Gross profits increased by $0.9 million, or 2%, with gross profit margins declining to 68.4% in 2003 from 70.2% in 2002.  The decrease in gross margins is due primarily to lower software license revenues in the Company’s Liquent unit, based on the significant gross profit contribution of incremental license revenues.  Selling, general and administrative expenses (SG&A) increased by $3.2 million, or 9%, due primarily to costs related to the acquisitions of Aurigin Systems and CDC, which were acquired in May 2002 and December 2003, respectively. Depreciation and amortization increased by $0.4 million, or 3%, due primarily to the impact of foreign exchange fluctuations on amortization of intangible assets in the Company’s IDRAC unit during 2003.  During 2002, the Company recorded impairment charges related to the carrying value of certain long-lived assets, including an impairment charge of $3.1 million reflecting the full carrying value of the Company’s minority ownership interest in GSI Office Management GmbH (the GSI Charge).  Based on the factors above, income from operations increased $0.5 million, or 10%, to $6.3 million from $5.7 million.

During 2003, the Company incurred costs of approximately $0.6 million associated with the early termination of a credit agreement (See Note 18 of the Notes to Consolidated Financial Statements).  The early termination costs include approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

Net interest income increased $1.4 million to $2.0 million from $0.6 million due primarily to increased interest income earned on invested cash proceeds received from the sale of CRC and a cessation of finance cost amortization following the termination of the Company’s credit facility.

Based on the factors above, income from continuing operations before income taxes increased by $1.5 million, or 24%, to $7.9 million from $6.4 million.

The Company recorded a provision for income taxes of $2.6 million in 2003, or 33.0% of income before taxes, compared to a provision for income taxes of $1.9 million in 2002, or 30.5% of income before taxes.  The increase in the effective tax rate is due to increased foreign income taxes in the Company’s French operation.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes and permanent items which are not tax deductible.

Based on the factors above, income from continuing operations in 2003 increased by $0.9 million, or 20%, to $5.3 million, or $0.25 per diluted common share, in 2003 from $4.4 million, or $0.20 per diluted common share, in 2002.

Income (loss) from discontinued operations in 2003 approximated $25.9 million, or $1.23 per diluted common share, compared to $(18.1) million, or $(0.83) per diluted common share, in 2002.  Income from discontinued operations increased primarily as the result of an after-tax gain of $30.8 million associated with the sale of CRC and the impact of an after-tax impairment charge of $22.5 million associated with the carrying value of goodwill and intangible assets in the Company’s Transcender unit recorded in 2002.  These increases were partially offset by an after-tax loss of $(3.8) million resulting from the sale of Transcender.

The Company evaluates the performance of its segments based primarily on revenues and EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company believes that EBITDA is the most useful measure of business unit earnings because it more closely approximates the cash generating ability of each business compared to income (loss) from operations.  Income (loss) from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets.  The Company generally does not incur capital expenditures to replace intangible assets within existing operations.  A reconciliation of segment EBITDA to income from continuing operations before income taxes is presented after the discussion of operating results.

Segment Review

Data

Revenues increased $8.9 million, or 18%, to $57.9 million from $49.0 million.  The strongest areas of revenue growth included:  revenues from patent information subscriptions at MicroPatent, both as a result of the acquisition of Aurigin in May 2002 and strong growth in core subscriptions; intellectual property management services at MDC; and database subscriptions at IDRAC.  The primary growth driver in each area was increased volume, in addition to increased average pricing at MDC.  Revenues derived from export sales, based on customer location, accounted for approximately 29% and 26% of data segment revenues in 2003 and 2002, respectively.

Income from operations increased $6.8 million to $13.9 million from $7.1 million.  Income from operations increased at MicroPatent due primarily to the revenue increases noted above, partially offset by a full year of costs associated with Aurigin.  Income from operations increased at MDC due to strong revenue growth and relatively stable operating expenses, coupled with the impact of the GSI Charge recorded during 2002.  Income from operations increased at IDRAC due primarily to the revenue increases noted above, partially offset by the impact of foreign exchange fluctuations on amortization of intangible assets.  EBITDA increased $7.4 million, or 48%, to $22.7 million from $15.3 million.  EBITDA margins approximated 39% in 2003, compared to 31% in 2002.  The most significant factors in the increase were the growth in segment revenues and the impact of the GSI Charge.

Software

Revenues decreased $3.6 million, or 13%, to $23.5 million from $27.1 million.  All revenues in the segment relate to Liquent.  The decrease is mainly attributable to a decline in software license sales and services, partially offset by increased revenues resulting from the acquisition of CDC in December 2003.  The revenue declines were volume related due both to weaker sales performance and market conditions in the life sciences industry.  Revenues derived from export sales, based on customer location, accounted for approximately 32% and 24% of software segment revenues in 2003 and 2002, respectively.

(Loss) income from operations in this segment decreased $4.0 million to $(1.8) million from $2.2 million.  Income from operations decreased at Liquent due primarily to the revenue decreases noted above and aggregate increases in SG&A of approximately $1.5 million related to integration costs associated with the CDC acquisition and severance costs.  EBITDA in this segment decreased $4.1 million, or 86%, to $0.7 million from $4.8 million.  EBITDA margins approximated 3% in 2003, compared to 18% in 2002.  The most significant factor in the decrease was the decline in revenues and the aggregate severance and integration charges as noted above.

Other

During 2002, other revenues of $1.8 million were generated from patent licensing activities in the Company’s LPS unit.  LPS generated only nominal revenues in 2003.  LPS revenues, which are not recurring in nature, were generated from the settlement of two potential patent infringement cases (Infringement Cases).  Losses from other operations increased by $2.2 million, to $5.8 million in 2003 from $3.6 million in 2002, primarily as the result of the impact of the 2002 Infringement Cases and an increase in other expenses resulting from the early termination of the Company’s credit facility during 2003 (See Note 18 of the Notes to Consolidated Financial Statements).

Fiscal year 2002 vs. 2001

Summary

Revenues increased $36.4 million, or 87.5%, to $78.0 million from $41.6 million.  The increase in revenues is due to growth in the data segment and revenues generated by Liquent, which was acquired in December 2001, as further described in the segment analysis below.  No single customer accounted for 3% or more the Company’s revenues during 2002.  Gross profits increased by $24.9 million, or 83.4%, with gross profit margins declining to 70.2% in 2002 from 71.8% in 2001.  The decrease in gross margins is due primarily to the inclusion of Liquent in 2002, which has lower gross margins than existing units, partially offset by gross profits generated from patent licensing activities in 2002.  SG&A increased $17.9 million, or 104.8%, including an increase of $13.2 million related to the Liquent business.  As a percentage of revenue, SG&A increased in the data segment, due primarily to increased expenses at MicroPatent associated with the integration of Aurigin and product development initiatives.  Depreciation and amortization increased by $1.3 million, or 13.2%, with an increase in depreciation of $2.1 million being partially offset by a reduction of $0.8 million in amortization of intangible assets.  The increase in depreciation is primarily associated with property and equipment of acquired businesses.  The decrease in intangible amortization includes a reduction of $2.1 million associated with goodwill no longer being amortized based on the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, partially offset by increased amortization related to intangible assets of acquired businesses.

During 2002, the Company recorded the GSI Charge of $3.1 million, compared to impairment charges of $0.4 million recorded in 2001.  After consideration of these impairment charges, income from operations increased to $5.7 million from $2.8 million.  The increase of $2.9 million includes an increase of $1.5 million from Liquent and $1.0 million from patent licensing activities.  Data segment income from operations was relatively unchanged, with improved earnings from core businesses offset by the impairment charges recorded in 2002.

Net interest income decreased $3.0 million, or 82.8%, to $0.6 million from $3.7 million based on the use of cash, cash equivalents and investments for acquisitions in 2001 and 2002 and lower interest rates earned on invested funds.

Based on the factors above, income from continuing operations before income taxes remained relatively stable at $6.4 million for 2002 and 2001.

The Company recorded a provision for income taxes of $1.9 million in 2002, or 30.5% of income before taxes, compared to a provision for income taxes of $2.8 million in 2001, or 43.5% of income before taxes.  The lower effective tax rate in 2002 is due primarily to the favorable impact on tax rates resulting from the cessation of goodwill amortization, a portion of which was not tax deductible.

Based on the factors above, income from continuing operations increased by $0.8 million, or 22%, to $4.4 million, or $0.20 per diluted common share, in 2002 from $3.6 million, or $0.17 per diluted common share, in 2001.

(Loss) income from discontinued operations in 2002 approximated $(18.1) million, or $(0.83) per diluted common share, compared to $4.2 million, or $0.19 per diluted common share, in 2001.  The loss in 2002 resulted primarily from an after-tax impairment charge of $22.5 million associated with the carrying value of goodwill and intangible assets in the Company’s Transcender unit.  Excluding this charge earnings from discontinued operations were comparable in 2002 and 2001.

Segment Review

Data

Revenues increased $8.9 million, or 22.1%, to $49.0 million from $40.1 million. Revenues increased by $3.9 million at the Company’s IDRAC unit, which was acquired in March 2001.  The remaining increase of $5.0 million relates primarily to MicroPatent, based on strong growth in revenues from patent information subscriptions, both as a result of the acquisition of Aurigin in May 2002 and strong growth in core subscriptions.  In addition, the Company generated strong growth in IP management services at MDC.  The subscription growth at MicroPatent and IP management growth at MDC were primarily volume-driven.  These revenue increases were partly offset by a decline in variable demand patent revenues, such as patent document downloads.  Revenues derived from export sales, based on customer location, accounted for approximately 26% and 18% of data segment revenues in 2002 and 2001, respectively.

Income from operations decreased $0.1 million, or 0.8%, to $7.1 million from $7.2 million.  During 2002, the Company recorded the GSI Charge of $3.1 million.  Core business operations in this segment increased by $3.0 million, including an increased contribution of $1.9 million at IDRAC based on a full year of operations in 2002.  Excluding the impairment charge, income from operations increased at MDC based on strong revenue growth, relatively stable operating expenses and decreased amortization of intangible assets (based on the adoption of SFAS No. 142).  Income from operations declined at MicroPatent due primarily to integration costs related to the acquisition of Aurigin and costs incurred on product development initiatives.  EBITDA decreased $1.2 million, or 7%, to $15.3 million from $16.6 million.  The decrease includes the $3.1 million GSI Charge in 2002, partially offset by an increase of $1.4 million at IDRAC.  EBITDA margins approximated 31% in 2002, compared to 41% in 2001.  The most significant factors in the decrease were the impact of the GSI Charge and the acquisition of Aurigin, which served to reduce EBITDA margins at MicroPatent based on integration costs and lower profitability on Aurigin revenues.

Software

Revenues increased $25.7 million to $27.1 million from $1.4 million. All revenues in the segment relate to Liquent, which was acquired in December 2001.  During 2002, Liquent had strong revenues from license sales and consulting services, driven primarily by volume growth.  On a pro forma basis, Liquent revenue growth approximated 22% in 2002 compared to full year 2001.  Revenues derived from export sales, based on customer location, accounted for approximately 24% and 9% of software segment revenues in 2002 and 2001, respectively.

Income from operations increased $1.5 million to $2.2 million from $0.7 million, based on a full year of Liquent operations in 2002.  On a full year pro forma basis Liquent generated a significant loss from operations in 2001.  Improved earnings at Liquent reflect both strong revenue growth and reduced SG&A expenses following a series of cost reduction initiatives.  EBITDA increased $4.1 million to $4.8 million from $0.7 million, with EBITDA margins approximating 18% in 2002.

Other

Other revenues of $1.8 million in 2002 represent revenues from patent licensing activities in the Company’s LPS unit.  LPS generated only nominal revenues in 2001.  LPS revenues, which are not recurring in nature, were generated from the Infringement Cases.  Losses from other operations decreased by $1.5 million, or 29%, to $3.6 million from $5.1 million.  The improvement reflects earnings associated with the patent licensing activities and an impairment charge of $0.4 million recorded in 2001 related to the Company’s investment in Techex.

A reconciliation of segment EBITDA to income (loss) from continuing operations before income taxes follows:

	Years Ended December 31,
(In thousands)	2003	2002	2001

Data segment
EBITDA	$22,730	$15,314	$16,555
Amortization of capitalized software	(12)	(17)	—
Depreciation and amortization	(8,832)	(8,198)	(9,379)
Interest income	178	262	267
Income from continuing operations before income taxes	$14,064	$7,361	$7,443

Software segment
EBITDA	$688	$4,808	$748
Amortization of capitalized software	(184)	(40)	—
Depreciation and amortization	(2,318)	(2,554)	(82)
Interest income (expense)	5	(2)	5
(Loss) income from continuing operations before income taxes	$(1,809)	$2,212	$671

Other
EBITDA	$(6,131)	$(3,507)	$(4,979)
Depreciation and amortization	(42)	(79)	(108)
Interest income	1,817	368	3,381
Loss from continuing operations before income taxes	$(4,356)	$(3,218)	$(1,706)

Total
EBITDA	$17,287	$16,615	$12,324
Amortization of capitalized software	(196)	(57)	—
Depreciation and amortization	(11,192)	(10,831)	(9,569)
Interest income	2,000	628	3,653
Income from continuing operations before income taxes	$7,899	$6,355	$6,408

Liquidity and Capital Resources

Transcender Sale

On December 31, 2003, the Company completed the sale of its Transcender business unit for cash consideration of $10 million.  As a result of a post-closing adjustment, the Company expects to receive an additional $300,000 in cash.  The Company recognized a loss of $3.8 million within discontinued operations, net of income tax benefits associated with the transaction of $2.4 million.  The Company estimates that approximately $0.6 million in deal related costs will be paid subsequent to December 31, 2003.

In connection with the sale of the assets of Transcender, the Company entered into an Interim Transition Services Agreement (the TSA) with the purchaser that requires the Company to retain all employees of Transcender through March 31, 2004 and certain employees through May 31, 2004.  The purchaser is reimbursing the Company in full for all employee costs and incidental expenses during the service agreement period.  The Company is responsible to pay severance costs to any employee that is not offered employment or does not accept employment with the purchaser.  The Company estimates that it will incur severance and related costs of approximately $0.5 million in the first half of 2004.  The purchaser is reimbursing the Company in full for all real estate costs through March 31, 2004 and for a portion of real estate costs from April 1, 2004 through May 31, 2004.  Future rental payments under the Transcender leases of approximately $2.9 million are included in the future operating lease commitment schedule below.  The Company is actively seeking to sublet the Transcender real estate and may generate sublease income in the future to offset a portion of the lease commitment.  During the first half of 2004, the Company expects to record a charge in discontinued operations related to the remaining lease commitment less estimated sublease income.

CRC Sale

On April 8, 2003, the Company completed the sale of CRC and received net proceeds of approximately $90 million, representing the cash consideration for the assets sold less deal related expenses and an adjustment made based on the closing balance sheet of CRC in accordance with the underlying purchase agreement.  The Company estimates that approximately $0.5 million in deal related costs will be paid subsequent to December 31, 2003.  Approximately $3.0 million of the proceeds is being held in escrow related to representations and warranties contained in the purchase agreement.  These proceeds will become available to the Company in April 2004 unless the buyer of CRC asserts claims under the purchase agreement.  All proceeds held in escrow will remain classified as restricted cash until made available to the Company.

In March 2003, the Company, in an effort to facilitate the impending sale of CRC and in light of the strength of its current financial position, voluntarily terminated its credit facility established on September 24, 1999 (the Credit Facility) (See Note 18 of the Notes to Consolidated Financial Statements).  The Company had no outstanding borrowings under the Credit Facility at any time since its inception.

The proceeds from the sales of the CRC and Transcender business units, net of income taxes associated with the transactions, will be used to finance future acquisitions and for general corporate purposes.  The Company currently does not have any agreements with respect to any prospective material acquisitions.  Pending such uses, the proceeds will be invested in accordance with the Company’s Investment Program (See Note 5 of the Notes to Consolidated Financial Statements).

CDC Acquisition

On December 1, 2003, the Company acquired the issued share capital (the Shares) of CDC for cash consideration of approximately $26.3 million (Cash Consideration), including approximately $3.8 million currently held in escrow for estimated guaranteed earnouts as defined and calculated in accordance with the underlying Share Purchase Agreement (SPA).  The Company expects to pay additional closing costs associated with the transaction of approximately $0.3 million subsequent to December 31, 2003.

Under the terms of the SPA, the sellers are entitled to potential future consideration dependent on future operating results.  In addition to guaranteed future consideration of approximately $3.8 million, which has been paid into escrow, the Company has a liability based on revenues of the acquired business for the year ended December 31, 2003 (the Further Consideration) and a potential liability based on the combined operating results of Liquent and CDC for the three year period ending December 31, 2006 (the Earnout Consideration).  The specific provisions of each contingency are detailed in Note 13 of the Notes to Consolidated Financial Statements.  As of December 31, 2003, the Company has accrued for additional estimated Further Consideration costs of approximately $1,500,000, which is expected to be paid during the second quarter of 2004.

All payments associated with the transaction are expected to be paid with cash flow generated by the working capital of the Company.

IHI Stock Sales and Purchases

In March 2000, the Company sold 4.5 million shares of its common stock and received approximately $155 million of net proceeds.  As of December 31, 2003, the entire amount of proceeds has been used from this offering to fund acquisitions including the acquisition of CDC noted above (See Note 3 of the Notes to Consolidated Financial Statements).

The Company’s Board of Directors authorized a share repurchase program in October 2002, enabling the Company to repurchase up to $30 million of its common stock.  In July 2003, the Company’s Board of Directors approved an increase in the previously authorized share buyback program from $30 million to $50 million.  Through March 15, 2004, the Company had purchased 1,007,200 shares, or approximately $14.7 million, of its common stock.  The Company may use up to an additional $35.3 million of cash, cash equivalents and available-for-sale securities in the future to purchase additional shares of its common stock.

2003 Cash Flows

Cash and cash equivalents, including short-term investments, totaled $52.0 million at December 31, 2003 compared to $67.0 million at December 31, 2002.  During 2003, the Company received net cash proceeds of approximately $99.6 million from the disposition of both its CRC and Transcender business units (See Note 4 of the Notes to Consolidated Financial Statements).  As a result, the Company also has long-term investments, comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds totaling $83.2 million as of December 31, 2003.  Maturities of the Company’s long-term investments range from 12 to 35 months.  Excluding cash, cash equivalents and short-term investments, the Company’s continuing operations had working capital deficits at December 31, 2003 and 2002.  The Company receives patent annuity payments and subscription payments in advance and is, therefore, expected to maintain very low or negative working capital balances, excluding cash, cash equivalents and short-term investments.  Included in current liabilities at December 31, 2003, are obligations related to patent annuity payments of approximately $28.5 million and deferred revenue of approximately $25.8 million.

Cash generated from operating activities of continuing operations was $6.8 million for the year ended December 31, 2003, derived from income of $5.3 million plus non-cash charges of $11.4 million and an increase in net operating assets of $9.9 million during the period.  The increase in net operating assets relates primarily to income taxes receivable, based on expected tax refunds for both federal and state taxes paid in 2003.  Estimated income tax payments made during 2003 are expected to be refunded to the Company in 2004 as a result of tax losses realized from the sale of Transcender in December 2003.  During March 2004 the Company received a federal income tax refund of approximately $10.8 million.  The increase in operating assets was partially offset by an increase in deferred revenue, most notably due to an increase at Liquent resulting from the acquisition of CDC, a business acquired in December 2003.

Cash used in investing activities from continuing operations was $14.0 million for the year ended December 31, 2003 due primarily to an increase in investment purchases, net of sales and maturities, of $83.3 million and net acquisition costs of $23.0 million associated with the purchase of CDC (See Note 3 of the Notes to Consolidated Financial Statements).  These uses of cash were partially offset by net proceeds received by the Company of $99.6 million resulting from the disposition of both the CRC and Transcender business units, less $3.0 million deposited in escrow related to the sale of CRC.  Capital expenditures, including capitalized software costs, approximated $4.3 million in 2003.  Excluding acquisitions of businesses, the Company’s existing operations are not capital intensive.

Cash used in financing activities from continuing operations was $8.8 million for the year ended December 31, 2003.  During 2003, the Company repurchased shares of its common stock at a cost of $9.5 million, which was partially offset by net cash proceeds received from the issuance of common stock from stock option exercises of $0.8 million.

Total cash provided by discontinued operations was $1.1 million for the year ended December 31, 2003.  Total cash from operating activities was $2.0 million, primarily the result of noncash charges related to depreciation and amortization of $3.4 million, offset by capital spending of approximately $0.8 million, including purchases of equipment and capitalized pre-publication costs, and $0.1 million in principal payments on capital leases.

The additive effect of exchange rates on cash and cash equivalents totaled $0.8 million.  Exchange rates were impacted by foreign currency translation of local currency to the U.S. dollar of balances recorded within the Company’s European subsidiaries IDRAC and Liquent.  This increase is due to a significant weakening of the U.S. dollar during 2003 when compared to the Euro and the British pound.

Future noncancelable minimum lease payments

Future noncancelable minimum lease payments under operating leases including estimated escalation amounts as of December 31, 2003 are as follows (in thousands):

Operating Leases

Year ending December 31,
2004	$3,193
2005	2,395
2006	1,350
2007	1,133
2008	455
Thereafter	4
Total minimum lease payments	$8,530

Included in the minimum lease payments presented above are the Company’s operating lease obligations associated with the discontinued operations of Transcender and CRC (See Note 4 of the Notes to Consolidated Financial Statements).  The aggregate amount of these lease obligations, which are set to expire in 2008, approximate $3,333,000.  As of December 31, 2003, $388,000 related to CRC operating leases is included in accrued expenses.  During the first half of 2004, the Company expects to record a charge in discontinued operations related to the remaining lease commitment less estimated sublease income.

Included in accrued expenses at December 31, 2003 is the current maturity balance of capital lease obligations in the amount of $63,000.

The Company believes that available for cash and cash equivalents, together with funds generated from operations and amounts included in its investments program will be sufficient to fund the cash requirements of its existing operations for the foreseeable future including all contractual obligations as they become due.  The Company currently has no commitments for material capital expenditures or agreements with respect to any prospective material acquisitions. The Company may choose to obtain additional capital or financing to consummate future acquisitions.  Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company’s control.  No assurance can be given as to the Company’s future acquisition or expansion opportunities and how such opportunities will be financed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of and for the periods presented herein.

Legal Proceedings

From time to time the Company is a party to legal and administrative proceedings, claims, and litigation arising in the ordinary course of its business (See Item 3.  Legal Proceedings). While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters either singularly or in aggregate will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations.  It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This standard nullifies the guidance of Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  It also establishes that fair value is the objective for the initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract and (3) costs to consolidate facilities or relocate employees.  SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (Issue 00-21), Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of Issue 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this new issue did not have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure.  SFAS No. 148 amends certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002.  The Company has adopted the disclosure provisions of SFAS No. 148. (See Note 2 of the Notes to Consolidated Financial Statements).  SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock-based compensation, and as such the Company will continue to apply the intrinsic-value based method.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  The Company does not have any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs.  The Company does not use such instruments in its share repurchase program.  SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated financial position or results of operations.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk - The primary objective of the Company’s investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents and investments in a variety of securities, including U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  As of December 31, 2003, approximately 13% of the Company’s portfolio matures in one year or less, with the remainder maturing in less than three years.   The Company does not use derivative financial instruments in its investment portfolio.  Investments are placed with high credit quality issuers and, by policy, the Company limits the amount of credit exposure to any one issuer.  The Company does not hold securities for trading purposes.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company’s investment portfolio.  Conversely, declines in interest rates could have a material favorable impact on interest earnings from the Company’s investment portfolio.  The Company does not currently hedge interest rate exposures.

Foreign Currency Exchange Rate Risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using exchange rates in effect at the balance sheet date, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  During the years ended December 31, 2003 and 2002, the Company’s operating results include foreign exchange losses of approximately $962,000 and $740,000, respectively, primarily related to the decline in the value of the U.S. dollar relative to the Euro.  The impact of foreign exchange on operating results for the year ended December 31, 2001 was immaterial.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At December 31, 2003, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $25,951,000.  Realized gains and losses relating to the forward contracts were immaterial for the years ended December 31, 2003, 2002 and 2001.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited consolidated statements of operations data, for each of the eight quarters in the period ended December 31, 2003.  In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements commencing at page F-1 of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto.  The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.  The Company expects its quarterly operating results to fluctuate in future periods due to a variety of reasons, including those specifically discussed in “Item 1. Business — Risk Factors.”

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively (in thousands, except per share data):

Quarter Ended

March 31

June 30

Sept. 30

Dec. 31

Year

2003
Revenues	$19,657	$19,755	$18,922	$23,073	$81,407
Gross profit	13,289	13,368	13,049	15,979	55,685
Income from continuing operations	883	1,372	1,023	2,018	5,296
Earnings per common share from continuing operations:
Basic and Diluted	$0.04	$0.06	$0.05	$0.10	$0.25
Net income (loss) (1)	1,094	30,772	1,152	(1,811)	31,207
Earnings (loss) per common share:
Basic and Diluted	$0.05	$1.45	$0.06	$(0.09)	$1.48

Quarter Ended

March 31

June 30

Sept. 30

Dec. 31

Year

2002
Revenues	$18,919	$19,455	$18,868	$20,710	$77,952
Gross profit	13,442	13,577	13,014	14,704	54,737
Income (loss) from continuing operations (2)	2,104	1,666	(876)	1,525	4,419
Earnings (loss) per common share from continuing operations:
Basic and Diluted	$0.10	$0.08	$(0.04)	$0.07	$0.20
Net income (loss) (2) & (3)	2,814	3,068	(67)	(19,539)	(13,724)
Earnings (loss) per common share:
Basic and Diluted	$0.13	$0.14	$0.00	$(0.91)	$(0.63)

The sum of the quarterly per share amounts may not equal per share amounts reported for year ended 2003 and 2002.  This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(Footnotes from preceding page)

(1)                                  Includes the results of discontinued operations that were income of $0.2 million, $29.4 million and $0.1 million for the first, second and third quarters of 2003, respectively and a loss of $3.8 million for the fourth quarter of 2003.  The second quarter of 2003 income from discontinued operations of $29.4 million includes a $30.3 million gain on the sale of CRC.  The fourth quarter 2003 loss of $3.8 million from discontinued operations reflects the loss on the sale of Transcender.

(2)                                  The third quarter of 2002 includes an asset write-down of approximately $1.9 million, net of taxes.

(3)                                  Includes the results of discontinued operations that were income of $0.7 million, $1.4 million, $0.8 million for the first, second and third quarters of 2002, respectively and a loss of $21.0 million for the fourth quarter of 2002.  The fourth quarter 2002 discontinued loss of $21.0 million includes a $22.5 million after-tax charge for asset impairment.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (December 31, 2003), in ensuring that material information relating to IHI, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as required by the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-K are included under the captions “Proposal Number One—Election of Directors,” “Executive Officers,” “The Board and Its Committees—Committees of the Board—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of IHI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

The information required by Item 406 of Regulation S-K is set forth below:

As stated above under “Item 1.  Business,” the Company has adopted a Code of Business Conduct and Ethics that applies to its directors, the principal executive, financial and accounting officers, all executive officers, all members of the finance departments as well as all other employees.  The Code of Business Conduct and Ethics is available on the Company’s website at www.informationholdings.com.  Copies of the Code of Business Conduct and Ethics will be mailed to stockholders, free of charge, upon any request made to the Corporate Secretary, Information Holdings Inc., 2777 Summer Street, Suite 602, Stamford, Connecticut 06905.

The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics by posting such information on its website, at the address and location specified above.

Item 11.                 Executive Compensation

The information required by this item is included under the captions “The Board and Its Committees—Compensation of Directors,” “The Board and Its Committees—Compensation Committee Interlocks and Insider Participation,” “Report of the Board of Directors and the Board Compensation Committee on Executive Compensation,” “Executive Officers—Employment Agreements,” “Summary Compensation Table,” “Stock Option Grants in 2003,” “Fiscal 2003 Year-End Option Values,” and “Share Investment Performance” of IHI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is included under the caption “Security Ownership of Certain Beneficial Owners and Management” of IHI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

The information required by Item 201(d) of Regulation S-K is set forth below:

Equity Compensation Plan Information

The following chart gives aggregate information regarding grants under all equity compensation plans of IHI through December 31, 2003.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,229,855	$23.24	797,616

Equity compensation plans not approved by shareholders	-0-	Not applicable	-0-

Total	1,229,855	$23.24	797,616

(1)          Represents options granted under the Company’s 1998 Stock Option Plan, which was approved by shareholders in 1998, as thereafter amended with shareholder approval.

Item 13.                 Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is included under the caption “Certain Relationships and Related Transactions” of IHI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is included under the caption “Proposal Number Two—Ratification of Independent Auditors” and “Pre-Approval Policy and Procedures” of IHI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets,
December 31, 2003 and 2002

Consolidated Statements of Operations,
Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows,
Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

All schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

(b)                     Reports on Form 8-K.

On October 24, 2003, the Company furnished a Current Report on Form 8-K announcing the preliminary financial results of the Company for the three and nine month periods ended September 30, 2003.  In accordance with Item 12 of Form 8-K, the Form 8-K and the press release attached as an exhibit thereto were furnished and not filed with the SEC.

On December 12, 2003, the Company filed a Current Report on Form 8-K announcing that its wholly owned subsidiary Liquent, Inc., entered into a Share Purchase Agreement, dated December 1, 2003, by and among 3i Group PLC and others, J.A. Cook and others, Philip Padfield and Sunil Purohit, Liquent Holdings Limited, and Information Ventures LLC, pursuant to which it acquired the shares of CDC Solutions Limited, a private company limited by shares and existing under the laws of the United Kingdom.

On December 22, 2003, the Company filed a Current Report on Form 8-K reporting that pursuant to an Asset Purchase Agreement, dated as of December 22, 2003 with effect as of December 31, 2003, by and among Transcender LLC (n/k/a Dalton I LLC), Information Ventures LLC, Information Holdings Inc., Kaplan Inc. (Kaplan) and Self Test Software, Inc., it had sold substantially all of the assets and certain liabilities of its wholly owned subsidiary Transcender to a subsidiary of Kaplan.  On January 6, 2004, the Company filed a Current Report on Form 8-K containing the required pro forma condensed consolidated financial statements of the Company.

(c)           Exhibits

No.		Description

2.1

Agreement and Plan of Merger, dated as of November 13, 2001, by and among Liquent, Information Holdings Inc. and Fluid Acquisition Corp. (Incorporated herein by reference to Exhibit 99.2 to the Schedule 13D relating to the Shares, filed by the Company and Fluid Acquisition Corp. on November 21, 2001)

2.2

Asset Purchase Agreement, dated December 22, 2003 with effect as of December 31, 2003, by and among Transcender LLC (n/k/a Dalton I LLC), Information Ventures LLC, Information Holdings Inc., Self Test Software, Inc. and Kaplan Inc. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 6, 2004)

2.3

Share Purchase Agreement, dated December 1, 2003, by and between 3i Group PLC and others, J.A. Cook and others, Philip Padfield and Sunil Purohit, Liquent Holdings Limited and Information Ventures LLC (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2003)

3.1		Certificate of Incorporation (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-56665)

3.2		Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1		Specimen Common Stock Certificate (Incorporated herein by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-56665)

4.2	*

Registration Rights Agreement, dated as of August 12, 1998, among Information Holdings Inc., Warburg, Pincus Ventures, L.P. and Mason P. Slaine (Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 SEC File No. 001-14371)

10.1	*

Employment Agreement, dated as of March 15, 2000, between Information Holdings Inc. and Mason P. Slaine (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000)

10.2	*

Employment Agreement, dated as of January 19, 1998, between Information Ventures LLC and Vincent A. Chippari (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-56665)

10.3	*

Employment Agreement, dated as of April 10, 2000, between Information Ventures LLC and Jay Nadler (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.4	*

1998 Stock Option Plan of the Company (Amended and Restated as of March 26, 2002) (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.5	*

Amendment, entered into as of January 17, 2003, to the Employment Agreement by and between Information Holdings Inc. and Mason P. Slaine, dated as of April 30, 2002 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.6

Asset Purchase Agreement, dated as of May 3, 2002, by and among Aurigin Systems, Inc. and MicroPatent LLC (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on October 8, 2002)

10.7

Asset Purchase Agreement, dated as of February 27, 2003, by and among Information Holdings Inc., CRC Press LLC, CRC Press (U.K.) LLC, Parthenon Publishing Group, Inc., CRC Press I LLC and Routledge No. 2 Limited (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.8	*

Employment Agreement, dated as of June 23, 2003, between MicroPatent LLC and Daniel Videtto (Incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.9	*

Amendment, entered into as of September 2, 2003, to the Employment Agreement by and between Information Holdings Inc. and Jay Nadler, dated as of April 10, 2000 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)

10.10

Non-competition Agreement, dated November 6, 2000, between Transcender LLC and Aneel M. Pandey (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

21.1		List of subsidiaries of Information Holdings Inc.

23.1		Consent of Ernst & Young LLP

31.1		Certificate of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certificate of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Denotes a compensatory, contract or arrangement, in which the Company’s directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.

By:	/s/ Vincent A. Chippari
Vincent A. Chippari, Executive Vice President and Chief Financial Officer

Date:	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Mason P. Slaine	/s/ Vincent A. Chippari
Mason P. Slaine	Vincent A. Chippari
President, Chief Executive Officer and	Executive Vice President and
Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and
March 15, 2004	Accounting Officer)
March 15, 2004

/s/ Michael E. Danziger	/s/ David R. Haas
Michael E. Danziger	David R. Haas
Director	Director
March 15, 2004	March 15, 2004

/s/ Keith B. Jarrett	/s/ Sidney Lapidus
Keith B. Jarrett	Sidney Lapidus
Director	Director
March 15, 2004	March 15, 2004

/s/ Martin D. Payson	/s/ John L. Vogelstein
Martin D. Payson	John L. Vogelstein
Director	Director
March 15, 2004	March 15, 2004

Report of Independent Auditors

Stockholders and Board of Directors

Information Holdings Inc.

We have audited the accompanying consolidated balance sheets of Information Holdings Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Holdings Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

New York, New York

February 21, 2004

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,693	$53,910
Short-term investments	12,271	13,056
Restricted cash	3,000	—
Accounts receivable (net of allowance for doubtful accounts of $693 and $310, respectively)	37,650	28,852
Prepaid expenses and other current assets	5,669	3,674
Income taxes receivable	11,899	—
Deferred income taxes	2,001	4,589
Total assets of discontinued operations	—	77,453
Total current assets	112,183	181,534
Investments	83,207	—
Property and equipment, net	4,281	5,132
Identified intangible assets, net	70,248	69,005
Goodwill	100,871	70,299
Other assets	3,880	3,031

TOTAL	$374,670	$329,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,073	$26,744
Accrued expenses	18,124	10,060
Accrued income taxes	—	2,794
Deferred revenue	25,753	21,067
Total liabilities of discontinued operations	—	18,533
Total current liabilities	75,950	79,198

Long-term deferred income taxes	16,307	—
Other long-term liabilities	—	63
Total liabilities	92,257	79,261

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 21,882,604 and 21,815,677 shares, respectively; outstanding 20,875,404 and 21,433,777 shares, respectively	219	218
Additional paid-in capital	247,964	247,026
Retained earnings	38,304	7,097
Treasury stock, at cost, 1,007,200 and 381,900 shares, respectively	(14,723)	(5,227)
Accumulated other comprehensive income	10,649	626
Total stockholders’ equity	282,413	249,740

TOTAL	$374,670	$329,001

See notes to consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2003	2002	2001

Revenues	$81,407	$77,952	$41,565
Cost of sales	25,722	23,215	11,720
Gross profit	55,685	54,737	29,845

Operating expenses:
Selling, general and administrative	38,223	35,026	17,102
Depreciation and amortization	11,192	10,831	9,569
Impairment of long-lived assets	—	3,158	400
Total operating expenses	49,415	49,015	27,071

Income from operations	6,270	5,722	2,774

Other income (expense):
Interest income	2,080	971	3,983
Interest expense	(80)	(343)	(330)
Early termination of credit agreement	(575)	—	—
Other income (expense)	204	5	(19)

Income from continuing operations before income taxes	7,899	6,355	6,408
Provision for income taxes	2,603	1,936	2,789

Income from continuing operations	5,296	4,419	3,619

Income (loss) from discontinued operations, net of income taxes	25,911	(18,143)	4,219

Net income (loss)	$31,207	$(13,724)	$7,838

Net income (loss) per basic and diluted common share:
Continuing operations	$0.25	$0.20	$0.17
Discontinued operations	$1.23	$(0.83)	$0.19
Net income (loss)	$1.48	$(0.63)	$0.36

Average number of basic common shares outstanding	21,087,622	21,734,708	21,686,149
Average number of diluted common shares outstanding	21,142,895	21,830,190	21,826,359

See notes to consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31

(In thousands, except share data)

	Common Stock		Additional			Accumulated other
	Number of shares	Amount	paid-in capital	Retained earnings	Treasury stock	comprehensive income	Total	Comprehensive income (loss)

Balance at December 31, 2000	21,611,970	$216	$243,075	$12,983	$—	$—	$256,274

Common stock issued to employees from stock option exercises	146,082	2	2,003				2,005
Income tax benefit from stock option exercises			833				833
Net income				7,838			7,838	$7,838

Balance at December 31, 2001	21,758,052	218	245,911	20,821	—	—	266,950

Common stock issued to employees from stock option exercises	57,625	—	786				786
Income tax benefit from stock option exercises			329				329
Net loss				(13,724)			(13,724)	$(13,724)
Purchase of common stock for treasury	(381,900)				(5,227)		(5,227)
Effect of foreign currency translation adjustments						626	626	626

Comprehensive income								$(13,098)

Balance at December 31, 2002	21,433,777	218	247,026	7,097	(5,227)	626	249,740

Common stock issued to employees from stock option exercises	66,927	1	803				804
Income tax benefit from stock option exercises			135				135
Net income				31,207			31,207	$31,207
Purchase of common stock for treasury	(625,300)				(9,496)		(9,496)
Net unrealized gains on available-for-sale investments, net of taxes						169	169	169
Unrealized gains on hedges, net of taxes						142	142	142
Effect of foreign currency translation adjustments						9,712	9,712	9,712

Comprehensive income								$41,230

Balance at December 31, 2003	20,875,404	$219	$247,964	$38,304	$(14,723)	$10,649	$282,413

See notes to consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,207	$(13,724)	$7,838
Gain on sale of assets of discontinued operations	(26,971)	—	—
Loss (income) from discontinued operations	1,060	18,143	(4,219)
Income from continuing operations	5,296	4,419	3,619

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,945	4,101	2,026
Amortization of goodwill and other intangible assets	7,247	6,730	7,543
Change in deferred income taxes	(1,608)	(16,146)	(1,964)
Impairment of long-lived assets	—	3,158	400
Termination of credit facility	494	—	—
Net amortization of premiums on investments available for sale	967	—	—
Other	394	155	157
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable, net	(5,950)	(2,238)	(3,550)
Decrease (increase) in prepaid and other current assets	275	1,281	(653)
Increase (decrease) in accounts payable and accrued expenses	5,938	(2,924)	955
Income tax benefit from stock options exercised	135	329	1,166
Net change in income taxes (receivable) payable	(11,989)	17,136	(5,179)
Increase in deferred revenue	1,894	5,533	3,239
Net change in other assets and liabilities	(193)	169	152
Net Cash Provided by Continuing Operations	6,845	21,703	7,911
Net Cash Provided by Discontinued Operations	1,996	16,151	15,771
Net Cash Provided by Operating Activities	8,841	37,854	23,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of transaction costs	99,627	—	—
Acquisitions of businesses and equity interests, net of cash acquired	(22,959)	(14,043)	(58,045)
Purchases of property and equipment	(2,105)	(2,062)	(2,301)
Proceeds from maturities of investments held to maturity	13,056	4,706	(6,031)
Purchase of investments available for sale	(165,584)	—	—
Proceeds from sales and maturities of investments available for sale	69,139	—	—
Amounts deposited in escrow funds	(3,000)	—	—
Capitalized software development cost	(1,713)	(451)	—
Capitalized internal-use software	(502)	(344)	(427)
Proceeds from disposal of property and equipment	—	40	1
Net Cash Used in Continuing Operations	(14,041)	(12,154)	(66,803)
Net Cash Used in Discontinued Operations	(835)	(6,198)	(16,339)
Net Cash Used in Investing Activities	(14,876)	(18,352)	(83,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from stock options exercised	804	786	2,005
Purchase of common stock for treasury	(9,496)	(5,227)	—
Principal payments on capital leases	(145)	(134)	—
Net Cash (Used in) Provided by Continuing Operations	(8,837)	(4,575)	2,005
Net Cash Used in Discontinued Operations	(106)	(356)	(308)
Net Cash (Used in) Provided by Financing Activities	(8,943)	(4,931)	1,697

EFFECT OF EXCHANGE RATES ON CASH	761	727	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,217)	15,298	(57,763)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	53,910	38,612	96,375
CASH AND CASH EQUIVALENTS, END OF YEAR	$39,693	$53,910	$38,612

SUPPLEMENTAL DISCLOSURE:
Income taxes paid	$15,603	$560	$8,755
Interest paid	$96	$162	$191

See notes to consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Information Holdings Inc. (IHI or the Company) is a leading provider of intellectual property and regulatory information products, software and services to professional end-users.  IHI’s data businesses, which include MicroPatent, Master Data Center (MDC) and IDRAC, provide a broad array of databases, information products and complementary services for intellectual property (IP) and regulatory professionals.  IHI’s software segment includes Liquent, a leading provider of life science regulatory intelligence and publishing solutions.

MicroPatent is a leading provider of patent and trademark information to IP professionals in corporate and legal markets.  MDC provides specialized services and software that enable customers to manage IP portfolios.  IDRAC provides database services that provide related information on regulatory guidelines in major pharmaceutical markets worldwide.  Liquent provides software solutions and related services that enable users throughout an enterprise to collaborate in the authoring, compilation, distribution, publishing and reuse of information.  The Company markets and sells its products and services to major corporations and intellectual property law firms as well as third party resellers through multiple distribution channels, including direct sales, primarily in the United States and Europe.

During 2003, the Company sold substantially all of the assets and certain liabilities of its wholly owned subsidiaries Transcender and CRC (See Note 4 – Discontinued Operations).  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these components have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations for all periods presented herein.

On December 1, 2003, the Company acquired the issued share capital of CDC Solutions Limited (CDC) (See Note 3 – Acquisitions) for cash consideration of approximately $26.3 million.  CDC is a leading provider of life science regulatory intelligence and publishing solutions.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the results of operations of the acquired business have been included in the Consolidated Statement of Operations from the date of acquisition to December 31, 2003.  The CDC operations are being integrated with the Company’s Liquent unit and are included in the software segment for reporting purposes.

The consolidated financial statements include the accounts of IHI and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  All acquisitions have been accounted for using the purchase method of accounting, and operating results have been included from the respective dates of acquisition.

Exchange rate fluctuations for translating the financial statements of subsidiaries located outside the United States (U.S.) into U.S. dollars are recorded in accumulated other comprehensive income in stockholders’ equity.  All foreign currency gains and losses are included in income.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions, which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Cash Equivalents – The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.  The cost of these investments approximates fair market value because of the short-term maturity of those instruments.

Investments – The Company accounts for its investments in accordance with Financial Accounting Standards Board (FASB) issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company has classified its investments as available-for-sale securities.  These securities are primarily comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  As of the balance sheet date, securities with remaining maturities of one year or less are classified as short-term investments, and those with remaining maturities of longer than one year are classified as long-term if the Company has the ability and the intent to hold the securities more than one year.  All available-for-sale securities are recorded at fair value and unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders’ equity until realized.  Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.  Dividend and interest income, including amortization of premiums and discounts arising at acquisition, are included in earnings.  The Company uses the specific identification method to account for realized gains and losses on available-for-sale securities.  Purchases and sales are recorded on a trade date basis.  The fair value of the Company’s investments is based upon the quoted market price on the last business day of the fiscal year.

Accounts Receivable – The Company makes estimates of the collectibility of accounts receivable based upon historical bad debts, customer credit-worthiness, current economic trends, and changes in customer payment terms and collection trends when evaluating the adequacy of its allowance for doubtful accounts.  Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.  The changes in the allowance for doubtful accounts receivable consist of the following (in thousands):

	2003	2002	2001

Allowance, beginning of year	$310	$174	$329
Provision for uncollectible accounts	523	233	27
Write-off of uncollectible accounts, deductions from reserves and effect of foreign currency translation	(140)	(97)	(182)

Allowance, end of year	$693	$310	$174

Advertising Costs – The cost of advertising is expensed as incurred.  The Company incurred approximately $495,000, $650,000, and $390,000 in advertising costs from continuing operations during 2003, 2002 and 2001, respectively.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Furniture and equipment	3 - 7 years
Computer equipment	2 - 5 years
Leasehold improvements	Shorter of useful life or lease term
Property under capital leases	Life of lease

Gains or losses arising from dispositions are reported as income or expense.  Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

Goodwill and Identified Intangible Assets – In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the accounting and reporting of acquired goodwill and other identified intangible assets.  SFAS No. 142 discontinues amortization of acquired goodwill and intangible assets with indefinite lives and instead requires goodwill and intangible assets not subject to amortization be tested for impairment on an annual basis or more frequently if events or circumstances indicate that the carrying amount may be impaired.  Intangible assets subject to amortization are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  Identified intangible assets are amortized using the straight-line method over the following estimated useful lives:

Trademarks and tradenames	6 – 20 years
Customer lists and relationships	10 – 20 years
Databases and content	10 – 20 years
Other identified intangibles	3 – 20 years

Goodwill consists of the excess of cost over the value of identifiable net assets of businesses acquired under the purchase method of accounting. Through December 31, 2001, goodwill acquired prior to June 30, 2001 had been amortized on a straight-line basis over the estimated useful lives of 10-20 years.

Identified intangible assets represent the portion of purchase price paid in a business acquisition which has been allocated, based on independent appraisals or management’s estimates, to the value of subscriber lists, databases, trademarks and acquired customer relationships, or similar assets.

Impairment of Goodwill and Long-Lived Assets – In accordance with SFAS No. 142 and SFAS No. 144, goodwill and long-lived assets to be held and used by an entity are to be reviewed for impairment whenever facts and circumstances indicate that the carrying value of long-lived assets may be impaired and, in the case of goodwill and indefinite lived intangible assets, at least annually.  An evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows in addition to other quantitative and qualitative analyses.  Long-lived assets include property and equipment.  If the Company determines, based on such measures, that the carrying amount is impaired, the assets will be written down to fair value. Fair value is determined based on discounted cash flows or management’s estimates, depending on the nature of the assets.  If it is determined that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

Internal-Use Software – According to the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, certain costs incurred in the planning and development stage of internal use computer software projects have been expensed, while costs incurred during the application development stage, including the purchase of software required to develop certain projects, have been capitalized.  Capitalized software costs are amortized over estimated useful lives of three to five years.  Total net capitalized costs as of December 31, 2003 and 2002 were $1,526,000 and $1,538,000, respectively, and are included in Other assets. Accumulated depreciation related to internal-use software was $1,593,000 and $991,000, respectively, at December 31, 2003 and 2002.  These costs were incurred in the development of our proprietary software used in connection with our long-term client relationships.

Cost of Computer Software to Be Sold – According to the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, certain costs incurred to develop computer software to be sold as a separate product are capitalized once technological feasibility has been established.  Capitalization of costs ceases when the product is available for general release to customers.  Upon release, purchased computer software costs are amortized using the straight-line method over an estimated useful life of three years.  Total net capitalized costs as of December 31, 2003 and 2002 were $1,940,000 and $423,000, respectively, and are included in Other assets.

Treasury Stock – Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Gains and losses on the subsequent reissuance of shares, if any, will be credited or charged to capital in excess of par value using the average-cost method.

Comprehensive Income – Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires that unrealized gains (losses) on the Company’s available-for-sale securities, hedges and foreign currency translation adjustments be included in accumulated other comprehensive income as a component of stockholders’ equity.

Foreign Currency Translation – The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using exchange rates in effect at the balance sheet date, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.

Research and Development Costs – Costs related to research, design and development of products are charged to operations when incurred and are included in Selling, general and administrative expenses.  The amounts incurred in 2003, 2002 and 2001 related to continuing operations were approximately $4,800,000, $4,200,000 and $1,400,000, respectively.

Revenue Recognition

The Company derives its revenues primarily from the following sources:

Subscription Revenue – Revenue from subscriptions to the Company’s information services is recognized in income as earned over the subscription period.  Costs in connection with the procurement of subscriptions are charged to expense as incurred.

IP Management Services – Revenues from patent annuity and trademark renewal payment services are recognized in the period when the related annuity payments are made to various regulatory agencies.

IP Transactional Services – When not governed by a subscription agreement, sales of patent documents, patent file histories, patent searches, patent downloads and trademark searches are recorded as revenue upon delivery of the product to the customer.  Delivery generally occurs when the product is delivered to a common carrier, sent by facsimile, delivered via e-mail or downloaded electronically by the customer.

Software and Related Services – The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, as amended.  The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is probable.  Delivery generally occurs when the product is delivered to a common carrier or made available to the customer for electronic download.  At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether or not collection is probable.  The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction.  The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

For all sales, either a binding purchase order or signed license agreement is used as evidence of an arrangement.  Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.  Revenue from software licenses to parties other than end-users, including reseller, third-party integrator and OEM arrangements with after-sale support requirements, is recorded only when software has been placed with an end-user and no further obligations exist. Customer acceptance terms, which the Company considers to be perfunctory, lapse after a short period (generally 30 to 90 days) if the customer has not formally rejected the software.

For agreements with multiple elements, such as license, maintenance, training and consulting services, the Company allocates revenue to each component of the arrangement based upon its fair value as determined by vendor specific objective evidence (VSOE).  VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately.  For software license updates and product support services, VSOE is additionally measured by the renewal rate offered to the customer.  Revenue is deferred for any undelivered elements and recognized when the product is delivered or over the period in which the service is performed, in accordance with the revenue recognition policy for such element.  If the Company cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, revenue is deferred until all elements are delivered and all services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.  When the fair value of a delivered element has not been established, the residual method to record revenue is used if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Support Services Revenue – Revenue is derived from (i) maintenance and post-support contracts, (ii) training services and (iii) consulting services.  Maintenance and post contract customer support includes ongoing customer support, bug fixes and rights to upgrades on a when-and-if available basis.  Revenue from maintenance and post-support contracts is recognized ratably over the term of the service contract, which is typically 12 months.  Generally payments for maintenance fees are received in advance and are non-refundable.  Revenue from training and consulting services is generally recognized when the services are performed. Consulting revenue includes implementation services performed primarily on a time-and-materials basis under separate service arrangements related to the installation of Liquent software.  Management does not consider the installation services essential because the services are routine in nature and include implementation planning, training of customer personnel, building simple interfaces and running test data.  Also, customers have access to third parties who can provide such services. The remainder of consulting revenues is derived primarily from project management for publishing new drug applications and general information technology consulting.  Revenue is recognized for these services on a time-and-materials basis as services are performed.

Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletins No. 101 and 104, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Future interpretations of existing accounting standards or changes in the Company’s business practices could result in future changes in the Company’s revenue accounting policies that could have a material adverse effect on its business, financial condition and results of operations.

Deferred Revenue – Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received from subscriptions and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue.  In connection with the acquisition of companies, the Company records deferred revenue at the cost to fulfill plus an applicable gross profit margin, rather than based on the subscription and advanced payments received.

Income Taxes – Income taxes are calculated in accordance with SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 requires the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Management provides a valuation allowance against the net deferred tax assets for amounts that are not considered more likely than not to be realized.

Stock-Based Compensation – In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation.  In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the annual and interim disclosure requirements of SFAS No. 148 as of December 2002.

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for its stock option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method.  Since stock options are granted by the Company with exercise prices equal to the market price of the underlying stock at the date of grant, no compensation expense has been recognized in the Company’s Consolidated Statements of Operations.

Had compensation cost for the Company’s stock option plan been recognized based upon the fair value of the options at the dates of grant consistent with the requirements of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001

Net income (loss) as reported	$31,207	$(13,724)	$7,838
Deduct: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	6,133	3,806	1,725
Pro forma net income (loss)	$25,074	$(17,530)	$6,113

Basic and diluted earnings (loss) per common share:
As reported	$1.48	$(0.63)	$0.36
Pro forma	$1.19	$(0.81)	$0.28

The effects on pro forma net income (loss) and earnings (loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income (loss) for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.  For purposes of proforma disclosures, the estimated fair value of options granted is amortized to expense over the option vesting period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Years Ended December 31,
	2003	2002	2001

Risk free interest rate	3.1%	2.5%	4.7%
Expected life of option grants (years)	5	5	5
Expected volatility	64.31%	67.02%	66.40%
Dividend yield	0	0	0
Weighted average fair value	$10.28	$16.14	$13.76

Forward Contracts – SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their fair value.  A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Generally, this subsidiary purchases forward contracts over periods not to exceed six months.  For forward exchange contracts designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.  For forward exchange contracts designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.  As a matter of policy, the Company does not speculate in financial markets and, therefore, the Company does not hold financial instruments for trading purposes.  The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions of investment grade or better.  In addition, the Company routinely monitors counterparty exposures and reviews any downgrade in credit rating immediately.

Computation of Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is computed based on the weighted average number of outstanding common shares during the respective period.  Diluted earnings (loss) per common share is computed based on the weighted average number of outstanding common shares and the effect of all dilutive potential common shares, such as stock options.

Reclassification– Certain prior year amounts have been reclassified for comparability purposes.

Impact of Recent Accounting Pronouncements – In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations.  It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.  The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This standard nullifies the guidance of Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  It also establishes that fair value is the objective for the initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract and (3) costs to consolidate facilities or relocate employees.  SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a significant impact on the Company’s consolidated financial position or results of operations.  See Note 13 – Commitments and Contingencies for further discussion regarding future commitments related to the sale of Transcender.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (Issue 00-21), Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of Issue 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this new issue did not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  The Company does not have any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs.  The Company does not use such instruments in its share repurchase program.  SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated financial position or results of operations.

3.  ACQUISITIONS

On December 1, 2003, the Company acquired the issued share capital (the Shares) of CDC Solutions Limited (CDC), a private company based in the United Kingdom for cash consideration of approximately $26,287,000 (Cash Consideration).  CDC is a leading provider of life science regulatory intelligence and publishing solutions.  The Cash Consideration includes approximately $22,126,000 of initial consideration, approximately $3,836,000 currently held in escrow for estimated guaranteed earnouts as defined and calculated in accordance with the underlying Share Purchase Agreement (SPA), and approximately $325,000 of closing costs associated with the transaction.  Pursuant to the SPA, there are also potential additional payments that are dependent on the future operating results of Liquent and CDC on a combined basis (See Note 13 – Commitments and Contingencies).  Based on calculations outlined in the SPA, the Company has recorded additional estimated further consideration costs of approximately $1,500,000, which are expected to be paid during the second quarter of 2004.

The purchase price of CDC was preliminarily allocated to net tangible liabilities acquired of $151,000, identified intangible assets of $3,443,000 and non-deductible goodwill of $24,028,000.  The Company also recorded a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $1,033,000.  Identified intangible assets are currently being amortized over estimated useful lives of six years.  The Company is currently in the process of obtaining a valuation regarding the purchase price allocation and determination of the useful lives of the assets acquired.  The Company will make any required adjustments to the fair values and useful lives of identified intangible assets.

Concurrent with the acquisition, the Company documented a plan to integrate the CDC business with its Liquent business.  The integration plan includes the elimination of certain duplicate positions within the acquired operation and the abandonment of certain property no longer needed.  All affected employees were notified at the time of acquisition and terminations are expected to be completed during the first quarter of 2004.  Future commitments associated with the property leases, which extend through 2005, are included in noncancelable minimum lease payments as disclosed in Note 13 – Commitments and Contingencies.  Approximately $669,000 of costs related to severance and remaining lease costs have been accrued in purchase accounting as of the acquisition date.  Severance and integration costs of $749,000 have been charged to expense at Liquent in 2003 related to the CDC integration.  Approximately $177,000 of transition costs were expended in cash during 2003.

On May 9, 2002, the Company acquired substantially all of the assets of Aurigin Systems, Inc. (Aurigin) for cash consideration of approximately $14,043,000 including the assumption of certain liabilities.  Aurigin provides intellectual property management systems used primarily by corporations to search, analyze, annotate and group patent information, as well as proprietary corporate data.  The purchase price was allocated to net tangible liabilities of $1,553,000, identified intangible assets of $1,600,000 and tax-deductible goodwill of $13,996,000.  The Company has a valuation of the fair value of the identified intangible assets and their estimated useful lives (six years).

On December 20, 2001, the Company completed a tender offer and acquired all of the outstanding common shares of Liquent, Inc. (Liquent) for cash consideration equal to $2.27 per share, or approximately $41,100,000.  Liquent is a leading provider of software and service solutions that aid in content assembly and publishing for the life sciences industry.  The purchase price was allocated to net tangible assets of $6,026,000, identified intangible assets of $6,790,000 and non-deductible goodwill of $25,875,000.  The Company has a valuation of the fair value of the identified intangible assets and their estimated useful lives (six years).  The Company also recorded a deferred income tax asset as a result of Liquent’s net operating loss carryforwards of $5,010,000, offset by a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $2,565,000.  During 2002, the Company recorded certain adjustments to the preliminary purchase accounting estimates recorded in 2001.  These adjustments, reflecting an increase in assumed liabilities, resulted in an increase to goodwill of $900,000 in 2002.

On March 29, 2001, the Company acquired the IDRAC business of IMS Health and entered into multiple perpetual agreements with IMS Health and certain affiliates, for aggregate cash consideration of approximately $20,400,000.  IDRAC, based in France, is a leading provider to pharmaceutical companies worldwide of regulatory and intellectual property information related to pharmaceutical product registrations.  The purchase price was allocated to net liabilities assumed of $2,974,000, identified intangible assets of $15,000,000 and goodwill of $13,609,000. The Company also recorded a deferred income tax liability as a result of the gross up of acquired intangible assets in the amount of $5,256,000.  The Company has a valuation of the fair value of the identified intangible assets and their estimated useful lives (10 years).

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company’s results of operations from their respective dates of acquisition.

The following unaudited pro forma information presents the results of operations of the Company as if the 2003 acquisition of CDC had taken place on January 1, 2002, and as if the 2002 acquisition of Aurigin, and the 2001 acquisitions of IDRAC and Liquent had taken place as of January 1, 2001 (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001

Revenues	$91,430	$91,250	$71,579
Net income (loss)	$1,858	$1,198	$(9,055)
Basic and diluted income (loss) per common share	$0.09	$0.06	$(0.42)

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

4.  DISCONTINUED OPERATIONS

On December 22, 2003, the Company entered into an Asset Purchase Agreement (the APA) to sell substantially all of the assets and certain liabilities of Transcender LLC n/k/a Dalton I LLC (Transcender) to Self Test Software, Inc., a subsidiary of Kaplan, Inc. (the Transcender Buyer).  Under the terms of the APA, the transaction became effective on December 31, 2003 with the Company receiving cash consideration of $10 million, subject to a post-closing adjustment, pursuant to which the Company expects to receive an additional $300,000 in cash.  The Company recognized a loss of $3.8 million within discontinued operations, net of income tax benefits associated with the transaction of $2.4 million.  Prior to sale, Transcender was included as part of the software segment (See Note 15 – Segment Information).

Pursuant to an Interim Transition Services Agreement (the TSA) between the Company and the Transcender Buyer, the Company has agreed to act as a service provider to the Transcender Buyer for the period from December 31, 2003 to May 31, 2004 (the Transition Period).  During the Transition Period the Transcender Buyer will reimburse the Company for any payments the Company makes with respect to salaries and related costs paid to Transcender employees, and for payments made with respect to certain leases required to be maintained in order to operate the facilities.  The purchaser is reimbursing the Company in full for all real estate costs through March 31, 2004 and for a portion of real estate costs from April 1, 2004 through May 31, 2004 (See Note 13 – Commitments and Contingencies regarding future obligations related to the Transcender sale).

On February 27, 2003, the Company entered into a definitive purchase agreement (the Purchase Agreement) to sell substantially all of the assets and certain liabilities of its wholly owned subsidiaries CRC Press LLC (CRC Press), CRC Press (U.K.) LLC and Parthenon Publishing Group, Inc. (together, CRC), to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (together, the CRC Buyer).  The transaction was completed on April 8, 2003.  During 2003, the Company received net proceeds of approximately $90 million, representing the cash consideration for the assets sold less deal related expenses and an adjustment made based on the closing balance sheet of CRC in accordance with the Purchase Agreement.  Approximately $3 million of the proceeds is being held in escrow related to representations and warranties contained in the Purchase Agreement.  These proceeds will become available to the Company in April 2004 unless the CRC Buyer asserts claims under the Purchase Agreement.  All proceeds held in escrow will remain classified as restricted cash on the accompanying Consolidated Balance Sheet until made available to the Company.  The Company recognized a gain of $30.8 million, net of income taxes associated with the transaction of $16.0 million, which was recorded as part of discontinued operations.

CRC comprised the entirety of the Company’s former scientific and technology information (STI) segment.  Subsequent to the date of sale, the Company no longer has operations in the STI segment (See Note 15 – Segment Information).

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all assets, liabilities, results of operations and cash flows of Transcender and CRC have been segregated from those of continuing operations and are presented in the Company’s December 31, 2003 financial statements as discontinued operations.  Additionally, the Company’s financial statements have been reclassified to reflect Transcender and CRC as discontinued operations for all prior periods presented herein (See Note 15 - Segment Information).

Summary operating results for the discontinued operations follow:

	Years Ended December 31,
(In thousands)	* 2003	2002	2001

Revenues	$19,562	$63,815	$63,771

(Loss) income from discontinued operations before income taxes	(1,627)	(29,306)	6,741
(Benefit from) income taxes on discontinued operations	(567)	(11,163)	2,522
Gain on sale of discontinued operations, net of income taxes of $13,676	26,971	—	—
Income (loss) from discontinued operations, net of income taxes	$25,911	$(18,143)	$4,219

* Reflects results of CRC through disposal on April 8, 2003 and results of Transcender through disposal effective December 31, 2003.

During 2002, the Company recorded a pre-tax impairment charge of approximately $36.2 million related to the carrying value of goodwill and other intangible assets in its discontinued Transcender unit.  Operating profits and cash flows of Transcender had been adversely impacted by difficult market conditions in the overall IT market.

Summarized unaudited balance sheet information for discontinued operations as included within the accompanying Consolidated Balance Sheet at December 31, 2002 consists of the following (in thousands):

Assets:
Current assets	$22,137
Property and equipment, net	2,814
Identified intangible assets, net	31,434
Goodwill	18,668
Other long-term assets	2,400
Total assets of discontinued operations	$77,453

Liabilities:
Current liabilities	$15,109
Long-term liabilities	3,424
Total liabilities of discontinued operations	$18,533

5.  INVESTMENTS

During August 2003, the Company entered into a taxable fixed income portfolio program (the Investment Program) in order to increase investment returns on cash not immediately needed in operations.  The portfolio is held in custody by a major financial institution and, in accordance with guidelines set forth by the Company, consists of U.S dollar denominated taxable fixed income securities with maximum effective maturities of three years.  The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  As of December 31, 2003, the Company classified its investments as available-for-sale securities.  These securities are primarily comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  Prior to August 2003, the Company invested primarily in short-term commercial paper classified as investments held to maturity.

The following table summarizes the Company’s investments:

	December 31, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Maturities In Months
Available-for-sale securities (carried at fair value):
U.S. government notes	$27,134	$64	$(2)	$27,196	10-35
Collateralized mortgage obligations	6,086	65	—	6,151	13-23
Corporate notes and bonds	61,986	206	(61)	62,131	4-34

Total	$95,206	$335	$(63)	$95,478

Reported as:
Short-term investments				$12,271
Investments				83,207

Total				$95,478

	December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Maturities In Months
Held-to-maturity securities (carried at amortized cost):
Commercial paper	$12,556	$—	$—	$12,556	3-6
Corporate bonds	500	—	—	500	6

Total	$13,056	$—	$—	$13,056

Reported as:
Short-term investments				$13,056
Investments				—

Total				$13,056

Proceeds from sales of available-for-sale securities were approximately $64.1 million for the year ended December 31, 2003.  Gross realized gains from the sales were $124,000 in 2003, and gross realized losses were not material in 2003.  There were no gross realized gains or losses in 2002 or 2001.  The Company uses the specific identification method to account for gains and losses on available-for-sale securities.

As of December 31, 2003, the aggregate fair value of available-for-sale securities yielding unrealized losses amounted to approximately $23,883,000.  All such securities have been in unrealized loss positions for periods of less than twelve months.  Due to the short-term nature of unrealized loss positions, no unrealized losses are considered to be other than temporary.

During August 2003, securities with a net carrying amount of approximately $12.4 million were transferred from the held-to-maturity classification to securities available-for-sale.  The gross unrealized loss related to the transferred securities amounted to approximately $97,000.

6.  PROPERTY AND EQUIPMENT

Property and equipment (at cost) consisted of the following (in thousands):

	December 31, 2003	December 31, 2002

Furniture and equipment

$

1,303

$

1,290

Computer equipment	12,157	10,024
Leasehold improvements	1,024	1,147
Property under capital leases	420	420
	14,904	12,881
Less accumulated depreciation and amortization	10,623	7,749
	$4,281	$5,132

7.  GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually or more frequently if impairment indicators arise.  Effective January 1, 2002, in accordance with SFAS No. 142, the Company ceased the amortization of goodwill and intangible assets with indefinite lives and reclassified the December 31, 2001 carrying value of its assembled workforce acquired intangible assets included in other identified intangibles to goodwill.

The following unaudited reconciliation presents pro forma income from continuing operations and basic and diluted earnings per share from continuing operations as if SFAS No. 142 had been in effect for fiscal 2001 as follows (in thousands, except per share data):

Year Ended December 31, 2001

Income from continuing operations, as reported	$3,619
Add back for goodwill amortization, net of tax	1,460
Add back for indefinite lived trademark and tradename amortization, net of tax	310
Pro forma income from continuing operations	$5,389

Basic and diluted earnings per common share from continuing operations:
As reported	$0.17
Pro forma	$0.25

Identified intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (Years)
Trademarks and tradenames	$2,611	$865	$1,746	6-20
Customer lists and relationships	50,317	15,095	35,222	10-20
Databases and content	19,394	4,919	14,475	10-20
Other identified intangibles	13,022	3,024	9,998	3-20
	$85,344	$23,903	$61,441

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (Years)
Trademarks and tradenames	$2,440	$555	$1,885	6-20
Customer lists and relationships	46,548	10,910	35,638	10-20
Databases and content	18,400	3,624	14,776	10-20
Other identified intangibles	9,665	1,766	7,899	3-20
	$77,053	$16,855	$60,198

As of December 31, 2003, the gross carrying value of identified intangible assets was increased by approximately $3,557,000 due to the acquisition of CDC on December 1, 2003 (See Note 3 – Acquisitions).

For the year ended December 31, 2003, the total net carrying value of identified intangible assets increased by approximately $5,047,000 due to foreign currency translation of local currency to the U.S. dollar of balances recorded within the Company’s European subsidiaries IDRAC and Liquent.  This increase is due to a significant weakening of the U.S. dollar during 2003 when compared to the Euro and the British pound.  The effect of foreign currency exchange rates on identified intangible assets was immaterial for the year ended December 31, 2002.

During 2003 and 2002, the Company removed from its Balance Sheet fully amortized other identified intangibles with a cost of approximately $200,000 and $7,200,000, respectively, primarily related to identified intangible assets of the Company’s MicroPatent unit.

Total amortization expense of identified intangible assets amounted to $7,247,000 and $6,730,000 for the years ended December 31, 2003 and 2002, respectively.

Identified intangible assets and goodwill not subject to amortization consisted of the following (in thousands):

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Balance
Trademarks and tradenames	$10,000	$1,193	$8,807
Goodwill	103,994	3,123	100,871
	$113,994	$4,316	$109,678

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Balance
Trademarks and tradenames	$10,000	$1,193	$8,807
Goodwill	73,422	3,123	70,299
	$83,422	$4,316	$79,106

During 2003, the gross carrying value of goodwill was increased by approximately $24,775,000, including a foreign translation adjustment of approximately $747,000, due to the acquisition of CDC on December 1, 2003 (See Note 3 – Acquisitions).

For the year ended December 31, 2003, the net carrying value of goodwill increased by approximately $6,503,000 due to foreign currency translation of local currency to the U.S. dollar of balances recorded within the Company’s European subsidiaries IDRAC and Liquent.  The effect of foreign currency exchange rates on goodwill was immaterial for the year ended December 31, 2002.

Annual pretax amortization for identified intangible assets over the next five years is estimated to be as follows (in thousands):

Year ending December 31,

2004	$7,723
2005	$7,702
2006	$7,702
2007	$7,668
2008	$6,431

Annual pre-tax amortization amounts shown above are based on intangible asset values at December 31, 2003, which include intangible assets of foreign subsidiaries translated at December 31, 2003 exchange rates.  Future changes in exchange rates will impact annual amortization amounts.

The following table summarizes the change in the carrying amount of segment goodwill for the periods indicated (in thousands):

	Data	Software	Total

Balance as of December 31, 2001	$28,489	$25,259	$53,748
Net change from acquisitions	14,073	1,223	15,296
Reclassification of assembled workforce, net	1,295	—	1,295
Other	—	(40)	(40)
Balance as of December 31, 2002	$43,857	$26,442	$70,299
Net change from acquisitions	41	24,028	24,069
Foreign exchange translation	5,756	747	6,503
Balance as of December 31, 2003	$49,654	$51,217	$100,871

8.  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

As of December 31, 2003, 2002 and 2001, the Company performed impairment reviews of goodwill and intangible assets with indefinite lives.  These reviews required the Company to estimate the fair value of its identified reporting units of continuing operations.  For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units.  In all instances, the estimated fair value of the reporting units of continuing operations exceeded their respective book values, and therefore no write-down of goodwill was required for any of the periods presented herein.  With respect to intangible assets with indefinite lives, the Company compared the carrying value to the fair value and determined that the fair value exceeded carrying value in all instances.

In the third quarter of 2002, the Company determined that the value of its 49% interest in GSI Office Management GmbH (GSI) was impaired and recorded a charge to write-down the entire carrying amount of the investment.  Prior to the write-down, the investment in GSI was accounted for by the equity method

In the fourth quarters of fiscal 2002 and 2001, impairment charges of $95,000 and $400,000, respectively were recorded to reduce the carrying value of the Company’s investment in Intellectual Property Technology Exchange, Inc. to reflect fair value.

9.  INCOME TAXES

A summary of the source of income from continuing operations before income taxes is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

Domestic	$5,895	$5,675	$6,967
Foreign	2,004	680	(559)
	$7,899	$6,355	$6,408

The provision for taxes on income from continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001

Current:
Federal	$245	$3,394	$2,574
State	55	481	524
Foreign	1,135	495	764

Deferred:
Federal	1,813	(1,661)	(275)
State	244	(247)	(49)
Foreign	(889)	(526)	(749)
	$2,603	$1,936	$2,789

The following represents a reconciliation between the actual provision for income taxes on continuing operations and income taxes computed by applying the statutory federal income tax rate (35%) to income from continuing operations before income taxes (in thousands):

	Years Ended December 31,
	2003	2002	2001

Federal statutory rate	$2,765	$2,224	$2,243
State and local taxes, net of federal tax benefits	194	207	242
Goodwill amortization not deductible for tax purposes	—	—	394
Permanent items	(192)	(182)	76
Foreign	(64)	(158)	—
Change in valuation allowance	—	—	(32)
Other, net	(100)	(155)	(134)
	$2,603	$1,936	$2,789

Deferred income tax assets (liabilities) result from reporting income and expenses in different periods for tax and financial reporting purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2003	December 31, 2002

Current deferred tax assets:
Allowance for accounts receivable	$220	$1,553
Inventory	70	1,676
Other, net	1,711	1,360
Net current deferred tax assets	$2,001	$4,589

Non-current deferred tax assets:
Investment write-down	$974	$14,928
Lease obligation	—	666
Net operating loss carryforwards	3,699	5,082
Other	1,634	2,663
	6,307	23,339
Less valuation allowance	2,252	2,252
	4,055	21,087
Non-current deferred tax liabilities:
Intangible assets	(18,426)	(19,074)
Capitalized software	(1,080)	(993)
Other	(856)	(856)
	(20,362)	(20,923)

Total long-term net deferred tax (liabilities) assets	$(16,307)	$164

Net deferred tax (liabilities) assets	$(14,306)	$4,753

The decrease in the non-current deferred tax asset for the investment write-down was due primarily to the reversal of an impairment charge of $36.2 million in the carrying value of Transcender intangible assets which were sold effective December 31, 2003.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $5,079,000, which were available to offset future federal taxable income, if any, through 2020.  During 2003 and 2002, the Company utilized approximately $4,000,000 and $2,000,000, respectively of federal net operating loss carryforwards.  The Company also had net operating loss carryforwards of approximately $6,053,000 available to offset future taxable income in foreign jurisdictions.  At December 31, 2003, the Company also has research credit carryforwards of approximately $760,000, which will begin to expire in 2012.

A valuation allowance has been provided on certain of the Company’s deferred tax assets due to the uncertainty regarding their realizability.  The valuation allowance as of December 31, 2003 of $2,252,000 is primarily attributable to certain net operating loss carryforwards and the research credit carryforwards, both of which were acquired with the purchase of Liquent in 2001.  There has been no change in the valuation allowance for the year ended December 31, 2003.  Annually, management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance.  At such time as it is determined that it is more likely than not that deferred tax assets are realizable the valuation allowance will be reduced.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with the exercise of stock options.  These benefits were credited to stockholders’ equity and amounted to $135,000 in 2003 and $329,000 in 2002.

The Internal Revenue Service has completed and closed its audits of the Company returns through 1999 and Liquent, Inc., a direct wholly owned subsidiary of the Company, through March 31, 2000.  Management believes that accruals for tax liabilities are adequate for all open years.

10.  1998 STOCK OPTION PLAN

The Company’s 1998 Stock Option Plan (the Plan), provides for the granting of nonqualified options to purchase not more than an aggregate of 2,466,886 shares of the Company’s common stock.  All directors and full-time employees of the Company are eligible to participate in the Plan.  Each option granted pursuant to the Plan must provide for an exercise price per share that is at least equal to the fair market value per share of the Company’s common stock on the date of grant.  Options granted under the Plan are generally exercisable no earlier than one-year and no later than ten years from the grant date and vest in 25% increments over a four-year period from the date of grant.  The exercise price of each option, the period during which each option may be exercised and the other terms and conditions of each option are determined by the Board of Directors. Options that have been granted to the Company’s independent directors and certain executive officers have accelerated vesting schedules and extended exercisable periods.

A summary of stock option transactions under the Plan for the years ended December 31, 2001, 2002 and 2003 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	896,169	$24.14
Granted	596,395	23.14
Exercised	(146,082)	13.72
Canceled or Lapsed	(272,473)	33.74
Outstanding at December 31, 2001	1,074,009	22.57
Granted	380,342	28.09
Exercised	(57,625)	13.65
Canceled or Lapsed	(129,735)	25.63
Outstanding at December 31, 2002	1,266,991	24.32
Granted	289,800	18.07
Exercised	(66,927)	12.00
Canceled or Lapsed	(260,009)	25.63
Outstanding at December 31, 2003	1,229,855	$23.24

Shares exercisable at December 31, 2001	276,185	$18.41
Shares exercisable at December 31, 2002	497,712	$21.53
Shares exercisable at December 31, 2003	684,130	$23.76

The following table summarizes information about stock options outstanding and options exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable

$12.00-$17.10	262,429	8.0 years	$14.84	89,504	$12.70
$17.94-$22.55	439,053	8.2 years	20.73	275,653	20.78
$24.75-$28.02	218,025	7.0 years	26.50	141,325	26.28
$29.59-$33.75	310,348	8.0 years	31.61	177,648	31.95
$12.00-$33.75	1,229,855	7.9 years	$23.24	684,130	$23.76

In the event of a change of Company control, all outstanding stock options under the Plan will vest and become immediately exercisable in full as of the date immediately preceding the date of such change of control.

At December 31, 2003, 2002 and 2001, the total number of available shares eligible to be granted under the Plan was 797,616, 827,407 and 578,014, respectively.

11.  EARNINGS (LOSS) PER SHARE

The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Years Ended December 31,
(In thousands)	2003	2002	2001

Weighted average common shares outstanding:
Basic	21,088	21,735	21,686
Net effect of dilutive stock options – based on the treasury stock method	55	95	140
Diluted	21,143	21,830	21,826

For the years ended December 31, 2003, 2002 and 2001, 830,426, 752,410 and 345,268 stock options, respectively were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

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

Pursuant to the Company’s share buyback program, the Company acquired 625,300 shares at an average price of $15.19 for a total cost of $9,496,000 during 2003, and acquired 381,900 shares at an average price of $13.69 for a total cost of $5,227,000 in 2002.  As of December 31, 2003, there was approximately $35,000,000 authorized for future repurchases.  The share buyback program has been and will continue to be funded from existing cash, cash equivalents and available-for-sale securities.

13.  COMMITMENTS AND CONTINGENCIES

Lease Commitments - The Company primarily leases office and warehouse space, and office and computer equipment.  The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property, and certain leases include escalation clauses.

The future noncancelable minimum lease payments under operating leases including estimated escalation amounts as of December 31, 2003 are as follows (in thousands):

Operating Leases

Year ending December 31,
2004	$3,193
2005	2,395
2006	1,350
2007	1,133
2008	455
Thereafter	4
Total minimum lease payments	$8,530

Included in the minimum lease payments presented above are the Company’s operating lease obligations associated with the discontinued operations of Transcender and CRC (See Note 4 – Discontinued Operations).  The aggregate amount of these lease obligations, which are set to expire in 2008, approximate $3,333,000.  As of December 31, 2003, $388,000 related to CRC operating leases is included in accrued expenses.  During the first half of 2004, the Company expects to record a charge in discontinued operations related to the remaining lease commitment less estimated sublease income.

Included in accrued expenses at December 31, 2003 is the current maturity balance of capital lease obligations in the amount of $63,000.

Rental expense for property and equipment under noncancelable operating lease agreements amounted to approximately $2,495,000, $2,575,000 and $1,194,000 for each of the years ended December 31, 2003, 2002 and 2001, respectively.  The significant increase in rental expense in fiscal 2002 over amounts incurred in the prior years reflects the addition of lease obligations as a result of acquisitions.

CDC Acquisition Commitments - Under the terms of the SPA related to the Company’s acquisition of CDC, the sellers are entitled to potential future consideration dependent on future operating results.  In addition to guaranteed future consideration of approximately $3.8 million, which has been paid into escrow and accounted for as described in Note 3 – Acquisitions, the Company has a liability based on revenues of the acquired business for the year ended December 31, 2003 (the Further Consideration) and a potential liability based on the combined operating results of Liquent and CDC Solutions for the three year period ending December 31, 2006 (the Earnout Consideration).  The specific provisions of each contingency are detailed below.

Further Consideration is to be calculated by March 31, 2004 based on the amount of fiscal 2003 revenues of CDC Solutions in excess of £7,000,000, multiplied by a factor of 1.9312.  The Company expects to pay Further Consideration approximating $1.5 million during the second quarter of 2004 and has recorded a liability for the Further Consideration as of December 31, 2003.

Earnout Consideration is to be calculated by March 31, 2007 based on formulas related to revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) of the combined Liquent-CDC business for the three-year period ending December 31, 2006 (the Earnout Period).  Amounts due for the Earnout Consideration, if any, will be paid during the second quarter of 2007, unless the provisions related to a change in control discussed below come into effect.  Earnout Consideration will become due if the combined business has greater than 10% annual compound revenue growth during the Earnout Period, or if EBITDA exceeds $15,000,000 for either the year ending December 31, 2006 or on average for the three years of the Earnout Period.  The Earnout Consideration is subject to a maximum of £10,000,000 and could be as low as zero.  The Company currently believes that Earnout Consideration could reasonably range from $6 million to $10 million.

In the event of a sale of all or substantially all of the share capital of the Company or the combined Liquent-CDC business during the Earnout Period, the sellers have the right, but not an obligation, to elect a payout of the Earnout Consideration.  The payout of the Earnout Consideration in the event of a sale varies depending on the year of such sale and the operating performance of the combined business through the date of sale.  The range of payout is zero to £5,000,000 if a sale occurs in 2004, zero to £7,500,000 if a sale occurs in 2005 and zero to £10,000,000 if a sale occurs in 2006.

Transcender Sale Commitments - In connection with the sale of the assets of Transcender, the Company entered into a service agreement with the purchaser that requires the Company to provide certain services through May 31, 2004.  The Company also agreed to retain certain liabilities related to the Transcender business.

The service agreement requires the Company to retain all employees of Transcender through March 31, 2004 and certain employees through May 31, 2004.  The purchaser is reimbursing the Company in full for all employee costs and incidental expenses during the service agreement period.  The Company is responsible for paying severance costs to any employee that is not offered employment, or does not accept employment with the purchaser.  The Company estimates that it will incur severance and related costs of approximately $500,000 in the first half of 2004.  The purchaser is reimbursing the Company in full for all real estate costs through March 31, 2004 and for a portion of real estate costs from April 1, 2004 through May 31, 2004.  Future rental payments under the Transcender leases of approximately $2.9 million are included in the future operating lease commitment schedule.  The Company is actively seeking to sublet the Transcender real estate and may generate sublease income in the future to offset a portion of the lease commitment.  During the first half of 2004, the Company expects to record a charge in discontinued operations related to the remaining lease commitment less estimated sublease income.

Legal Proceedings - On December 5, 2002 Venturetek, L.P., Richard Elkin, Antoine Bernheim, Stacy Bernheim and Genstar, Ltd., derivatively as shareholders of Rand Publishing Co., Inc. (Rand) and individually, on their own behalf (the Plaintiffs) filed a complaint in the Supreme Court of the State of New York against IHI (the IHI Action).  The complaint alleges that IHI’s predecessor, Information Ventures LLC, fraudulently acquired assets or businesses, including businesses acquired prior to the Company’s initial public offering in August 1998, that were corporate opportunities of Rand.  The complaint also alleges that IHI’s taking of the assets or businesses constitutes a “conversion.” The Plaintiffs request that all of the IHI shares and options be held in constructive trust for the benefit of the Plaintiffs.  The Plaintiffs also seek damages in an amount of approximately $750 million.  IHI believes that each of the claims in the complaint is without merit and filed a motion to dismiss the complaint on February 14, 2003.  IHI’s motion to dismiss, which remains pending, states that the complaint fails to state a cause of action against IHI and, even if it does, the claims are barred under the applicable statutes of limitation or on account of the Plaintiffs’ laches.

The Company’s President and Chief Executive Officer, Mason P. Slaine, and Michael E. Danziger, a member of the Company’s board of directors, are named as defendants in a related action entitled Venturetek, L.P., et al. v. Rand Publishing Co., Inc., et al., also currently pending in the Supreme Court of the State of New York (the Rand Action).  As in the IHI Action, the Plaintiffs in the Rand Action, proceeding derivatively on behalf of Rand, allege that certain assets or businesses acquired by IHI, including businesses acquired prior to the Company’s initial public offering in August 1998, were corporate opportunities usurped from Rand.  Plaintiffs allege that Slaine and Danziger breached fiduciary duties allegedly owing to Rand by allowing IHI’s predecessor, Information Ventures LLC, to acquire those businesses.  Plaintiffs seek, among other remedies, the imposition of a constructive trust over Slaine’s and Danziger’s shares of IHI as well as compensatory damages against Slaine and Danziger in an amount alleged to be in excess of $150 million.

In addition, from time to time the Company is a party to other legal proceedings, claims, and litigation arising in the ordinary course of its business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters either singularly or in aggregate will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14.  EMPLOYEE 401(K) PLAN

The Company sponsors a defined contribution 401(k) savings plan (the 401(k) Plan).  Employees are eligible to participate in the 401(k) Plan upon the attainment of age 21 and the completion of six months of employment with the Company.  Acquired businesses that previously offered a 401(k) plan to their employees and qualify as an adopting employer will receive prior service credit in determining eligibility and vesting in the 401(k) Plan.  Participants may make pre-tax contributions subject to Internal Revenue Service limitations.  The Company, via its subsidiaries, matches 50% of an employee’s contribution up to a maximum of 6% of eligible compensation.  In addition, at its discretion, the Company may make additional contributions to the 401(k) Plan:  no such contributions were made in fiscal years 2003, 2002, and 2001. Participant contributions and earnings thereon vest immediately.  Matching contributions and earnings thereon vest in equal amounts over a three-year period.  Nonvested balances are forfeited and used to offset future Plan expenses.

The Company’s contributions from continuing operations under the 401(K) Plan for each of the three years ended December 31, 2003, 2002, and 2001 were approximately $520,000, $489,000 and $212,000, respectively.

15.  SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.  The Company evaluates performance based on EBITDA of the respective business units.  The accounting policies of the operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

As of December 31, 2003, the Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, Master Data Center (MDC) and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment is comprised solely of Liquent, a leading provider of life science regulatory intelligence and publishing solutions.  Other includes unallocated corporate items.  Corporate assets consist principally of cash and cash equivalents, investments and current income taxes receivable.

As of December 31, 2002, the Company had three reportable segments: intellectual property (IP), which included MicroPatent, MDC, Liquent and IDRAC; information technology learning (ITL), which included Transcender; and scientific and technology information (STI), comprised solely of its wholly owned subsidiary CRC.

On February 27, 2003, the Company entered into a Purchase Agreement to sell substantially all of the assets and certain liabilities of CRC to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc (See Note 4 - Discontinued Operations).  The transaction was completed on April 8, 2003.

In September 2003, the Company changed the composition of its remaining segments from IP and ITL to data and software to more accurately reflect the way management operates the Company and assesses the Company’s performance.

On December 22, 2003, the Company announced that it had sold Transcender to a subsidiary of Kaplan, Inc.  Under the terms of the Asset Purchase Agreement, the Company sold substantially all of the assets and certain operating liabilities of Transcender (See Note 4 – Discontinued Operations).  The transaction had an effective date of December 31, 2003.  As a result, the software segment is currently comprised solely of Liquent.

All corresponding items of segment information for earlier presented periods have been restated for comparative purposes.

The following tables set forth the information for the Company’s reportable segments of continuing operations for the periods indicated (in thousands):

Years Ended December 31,
	2003	2002	2001
REVENUES FROM EXTERNAL CUSTOMERS:

Data

$

57,866

$

49,011

$

40,130

Software (1)(2)

23,519

27,119

1,369

Other

22

1,822

$

81,407

$

77,952

$

41,565

EBITDA:

Data

$

22,730

$

15,314

$

16,555

Software (1)(2)

688

4,808

748

Other

(6,131

)

(3,507

)

(4,979

)

$

17,287

$

16,615

$

12,324

INCOME (LOSS) FROM OPERATIONS:

Data

$

13,925

$

7,125

$

7,180

Software (1)(2)

(1,846

)

2,180

666

Other

(5,809

)

(3,583

)

(5,072

)

$

6,270

$

5,722

$

2,774

SEGMENT ASSETS:

Data

$

174,660

$

159,456

$

138,111

Software

76,100

41,840

52,565

Other

123,910

50,252

42,286

$

374,670

$

251,548

$

232,962

DEPRECIATION AND AMORTIZATION (3):

Data

$

8,844

$

8,215

$

9,379

Software (1)(2)

2,502

2,594

82

Other

42

$

11,388

$

10,888

$

9,569

CAPITAL EXPENDITURES:

Data

$

1,598

$

1,686

$

2,287

Software (1)(2)

501

3

Other

6

16

11

$

2,105

$

2,062

$

2,301

(Footnotes on following page)

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

A reconciliation of EBITDA to income from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

EBITDA	$17,287	$16,615	$12,324
Depreciation and amortization (3)	(11,388)	(10,888)	(9,569)
Interest income, net	2,000	628	3,653
Income from continuing operations before income taxes	7,899	6,355	6,408
Provision for income taxes	2,603	1,936	2,789

Income from continuing operations	$5,296	$4,419	$3,619

(Footnotes from preceding page)

(1)   Results for the year ended December 31, 2003 include operations of CDC from the date of the acquisition December 1, 2003 to December 31, 2003 only (See Note 3 - Acquisitions).

(2)          Results for the year ended December 31, 2002, represent a full year of operations for Liquent.  Results for 2001 include operations of Liquent from the date of the acquisition December 20, 2001 to December 31, 2001 only (See Note 3 - Acquisitions).

(3)          Depreciation and amortization includes $196,000, $57,000, and $0 of amortization of capitalized software, classified as Cost of sales for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table presents revenues related to the Company’s continuing operations by geographic location (in thousands):

	Years Ended December 31,
	2003	2002	2001

United States	$56,859	$58,943	$34,010
Europe	18,496	14,147	4,994
Other	6,052	4,862	2,561
	$81,407	$77,952	$41,565

Net sales are attributed to countries based on the location of customers.  No customer accounts for 10% or more of the Company’s revenue.

The following table presents long-lived assets by geographic location (in thousands):

	December 31, 2003	December 31, 2002

United States	$112,314	$118,894
Europe	63,086	25,542
	$175,400	$144,436

Long-lived assets consist of total property and equipment, identified intangible assets, and goodwill.

16.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses, net of the related tax effect, on available-for-sale securities (See Note 5 – Investments) and on derivative instruments designated and qualifying as cash flow hedges.  The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) (in thousands):

	Years Ended December 31,
	2003	2002	2001

Net income (loss)	$31,207	$(13,724)	$7,838
Other comprehensive income:
Net unrealized gains on available-for-sale investments	272	—	—
Unrealized gains on cash flow hedges	229	—	—
Foreign currency translation adjustments	9,712	626	—
Estimated tax provision	(190)	—	—

Net change in other comprehensive income	10,023	626	—

Comprehensive income (loss)	$41,230	$(13,098)	$7,838

17. FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

Concentration of credit risk - Financial instruments that potentially subject the Company to credit risks consists principally of trade accounts receivable, short-term and long-term investments.

The Company had amounts receivable from five customers representing 11% of accounts receivable and four customers representing 9% of accounts receivable at December 31, 2003 and 2002, respectively.  No single customer accounted for an amount equal to or greater than 10% of the Company’s trade receivables.  Overall, the Company believes the concentration of credit risk in its trade accounts receivables is substantially mitigated by the Company’s ongoing credit evaluation process and due to the large number of customers comprising the Company’s customer base.  The Company does not generally require collateral from customers.  The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

During August 2003, the Company entered into a taxable fixed income portfolio program in order to increase investment returns on cash not immediately needed in operations.  The Company classifies its investments as available-for-sale securities.  Available-for-sale securities are of investment grade and are primarily comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds, all with varying maturities.  Investments are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized.  At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company’s investment portfolio.  Conversely, declines in interest rates could have a material favorable impact on interest earnings from the Company’s investment portfolio.  The Company does not currently hedge interest rate exposures.

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

The Company maintains its cash in demand deposit accounts, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2003, the Company had approximately $29,799,000 of cash in excess of FDIC insurance limits.  The Company believes that the risk of any loss is minimal based on the financial condition of the institutions in which the funds are deposited.

Fair value of financial instruments - The carrying amounts of cash and equivalents, accounts receivable and accounts payable reported in the accompanying Consolidated Balance Sheets approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Company’s borrowings under its capitalized lease obligations approximates fair value based on quoted market prices for the same or similar instruments and was not material as of December 31, 2003.

The fair value of the Company’s forward contracts is estimated based on quoted market prices of comparable contracts.

Foreign currency exchange rate risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using exchange rates in effect at the balance sheet date, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  During the years ended December 31, 2003 and 2002, the Company’s operating results include foreign exchange losses of approximately $962,000 and $646,000, respectively, primarily related to the decline in the value of the U.S. dollar relative to the Euro.  The impact of foreign exchange on operating results for the year ended December 31, 2001 was immaterial.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At December 31, 2003, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $25,951,000.  Realized gains and losses relating to the forward contracts were immaterial for the years ended December 31, 2003, 2002 and 2001.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

18.  REVOLVING CREDIT FACILITY

In March 2003, in an effort to facilitate the impending sale of CRC and in light of the strength of its current financial position, the Company voluntarily terminated its credit facility established on September 24, 1999 (the Credit Facility).  The terminated Credit Facility was not to exceed $50,000,000 initially, including a $10,000,000 sub-limit for the issuance of standby letters of credit.  The Company had no outstanding borrowings under the Credit Facility at any time since its inception.  The Credit Facility was secured by a first priority perfected pledge of all notes and capital stock owned by the Company’s subsidiaries and a first priority perfected security interest in all other assets of the Company and its subsidiaries, subject to certain exceptions.  Obligations under the Credit Facility were guaranteed by the Company and its subsidiaries.  Additionally, the Credit Facility restricted substantial asset sales.  The Company incurred costs of approximately $0.6 million associated with the early termination of the Credit Facility, including approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.