Form 10-Q
period 2004-03-31
INFORMATION HOLDINGS INC
filed 2004-05-10
CIK 1063744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                             ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes  ☐ No

As of May 4, 2004, there were 20,895,692 shares of the Company’s common stock, par value $0.01 per share, outstanding.

INFORMATION HOLDINGS INC.

Form 10-Q for the Quarter Ended March 31, 2004

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004		December 31, 2003
	(Unaudited	)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,959		$39,693
Short-term investments	7,027		12,271
Restricted cash	3,000		3,000
Accounts receivable (net of allowance for doubtful accounts of $694 and $693, respectively)	38,878		37,650
Prepaid expenses and other current assets	4,049		5,669
Income taxes receivable	—		11,899
Deferred income taxes	2,001		2,001
Total current assets	107,914		112,183
Investments	88,843		83,207
Property and equipment, net	4,100		4,281
Identified intangible assets, net	69,224		70,248
Goodwill	99,808		100,871
Other assets	4,546		3,880

TOTAL	$374,435		$374,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$33,083		$32,073
Accrued expenses	12,651		18,124
Deferred revenue	26,930		25,753
Total current liabilities	72,664		75,950

Long-term deferred income taxes	16,114		16,307
Total liabilities	88,778		92,257

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—		$—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 21,894,079 and 21,882,604 shares, respectively; outstanding 20,886,879 and 20,875,404 shares, respectively	219		219
Additional paid-in capital	248,208		247,964
Retained earnings	41,535		38,304
Treasury stock, at cost, 1,007,200 shares, in both periods	(14,723)		(14,723)
Accumulated other comprehensive income	10,418		10,649
Total stockholders’ equity	285,657		282,413

TOTAL	$374,435		$374,670

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Revenues	$24,600	$19,657

Cost of sales	6,511	6,368

Gross profit	18,089	13,289

Operating expenses:

Selling, general and administrative	11,040	8,857

Depreciation and amortization	3,037	2,709

Total operating expenses	14,077	11,566

Income from operations	4,012	1,723

Other income (expense):

Interest income	841	188

Interest expense	(1)	(56)

Early termination of credit agreement	—	(575)

Other income, net	303	—

Income from continuing operations before income taxes	5,155	1,280

Provision for income taxes	1,819	397

Income from continuing operations	3,336	883

(Loss) income from operations of discontinued segment, net of income taxes	(105)	211

Net income	$3,231	$1,094

Net income (loss) per basic and diluted common share:

Continuing operations	$0.16	$0.04
Discontinued operations	(0.01)	0.01
Net income	$0.15	$0.05

Weighted average number of common shares outstanding

Basic	20,885	21,437
Diluted	20,991	21,471

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,231	$1,094
Loss (income) from discontinued operations	105	(211)

Income from continuing operations	3,336	883

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	994	1,008
Amortization of other intangible assets	2,043	1,701
Gain on sale of assets	(426)	—
Change in deferred income taxes	(339)	(387)
Termination of credit facility	—	494
Net amortization of premiums on investments available for sale	599	—
Other	334	59
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,380)	(1,831)
Decrease in prepaid and other current assets	467	128
(Decrease) increase in accounts payable and accrued expenses	(3,509)	88
Income tax benefit from stock options exercised	10	21
Net change in income taxes (receivable) payable	12,382	(1,713)
Increase in deferred revenue	987	2,366
Net change in other assets and liabilities	(35)	9
Net Cash Provided by Continuing Operations	15,463	2,826
Net Cash Provided by Discontinued Operations	—	1,648

Net Cash Provided by Operating Activities	15,463	4,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(484)	(428)
Proceeds from maturities of investments held to maturity	—	4,795
Purchases of investments available for sale	(43,403)	—
Proceeds from sales and maturities of investments available for sale	42,412	—
Net proceeds on sale of assets	480	—
Transaction costs, net of proceeds from sale of discontinued operations	(220)	—
Capitalized software development cost	(808)	(89)
Capitalized internal-use software	(117)	(159)
Net Cash (Used in) Provided by Continuing Operations	(2,140)	4,119
Net Cash Used in Discontinued Operations	—	(818)

Net Cash (Used in) Provided by Investing Activities	(2,140)	3,301

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from stock options exercised	234	157
Principal payments on capital leases	(37)	(35)
Net Cash Provided by Continuing Operations	197	122
Net Cash Used in Discontinued Operations	—	(97)

Net Cash Provided by Financing Activities	197	25

EFFECT OF EXCHANGE RATES ON CASH	(254)	264

NET INCREASE IN CASH AND EQUIVALENTS	13,266	8,064

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	39,693	53,910

CASH AND EQUIVALENTS, END OF PERIOD	$52,959	$61,974

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                                    BASIS OF PRESENTATION

The consolidated balance sheet of Information Holdings Inc. (IHI, or the Company) at December 31, 2003 has been derived from IHI’s Annual Report on Form 10-K for the year then ended.  All other consolidated financial statements contained herein have been prepared by IHI and are unaudited.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the notes thereto contained in IHI’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of March 31, 2004, and the consolidated results of operations and cash flows for the periods presented herein.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated financial statements include the accounts of IHI and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

During 2003, the Company sold substantially all of the assets and certain liabilities of its wholly owned subsidiaries Transcender LLC and CRC Press and Subsidiaries (See Note D – Discontinued Operations).  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these components have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations for all periods presented herein.

B.                                    ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for its stock option grants under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method.  Since stock options are granted by the Company with exercise prices equal to the market price of the underlying stock at the date of grant, no compensation expense has been recognized in the Company’s Consolidated Statements of Operations.

Had compensation cost for the Company’s stock option plan been recognized based upon the estimated fair value of the options at the dates of grant consistent with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three Months Ended March 31,
(In thousands, except per share data):	2004	2003

Net income as reported	$3,231	$1,094
Deduct: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	620	888
Pro forma net income	$2,611	$206

Earnings per common share:
Basic – as reported	$0.15	$0.05
Basic – pro forma	$0.13	$0.01
Diluted – as reported	$0.15	$0.05
Diluted – pro forma	$0.12	$0.01

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.  For purposes of pro forma disclosure, the estimated fair value of options granted is amortized to expense over the option vesting period.

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model (the Black-Scholes Model) using certain assumptions.  These assumptions are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.  The Black-Scholes Model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing Black-Scholes Model does not provide a reliable measure of the fair value of the Company’s employee stock options.

C.                                    ACQUISITIONS

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

In the first quarter of 2004 the Company received a valuation of the fair value of the identified intangible assets and their estimated useful lives which range from four to ten years.  The purchase price of CDC was accordingly adjusted to reflect acquired identified intangible assets of $4,810,000, and the related deferred tax liability recorded as a result of the gross up of acquired intangible assets was adjusted to $1,443,000 based on the valuation.  In addition, during the quarter certain other adjustments to the purchase price were recorded to reduce net tangible liabilities acquired to $8,000.  Accordingly, non-deductible goodwill was adjusted to $22,928,000.

Concurrent with the acquisition, the Company documented a plan to integrate the CDC business with its Liquent business.  The integration plan included the elimination of certain duplicate positions within the acquired operation and the abandonment of certain property no longer needed.  Approximately $765,000 of costs related to severance and remaining lease costs at CDC were accrued for in purchase accounting as of the acquisition date, including an adjustment recorded in the first quarter of approximately $96,000 due to increased severance at CDC.  As of March 31, 2004, the Company paid $406,000 of severance and $57,000 of lease costs against the liability.  For the year ended December 31, 2003, severance and integration costs of $749,000 had been charged to expense at Liquent related to the CDC integration.  The remaining liability at December 31, 2003 related to these costs was $606,000.  During the first quarter of 2004, Liquent charged additional severance costs related to the CDC integration of approximately $108,000 to Selling, general and administrative expense.  The Company paid $198,000 of severance costs and $124,000 of lease costs during the first quarter of 2004.  The balance of the severance costs are expected to be paid by the third quarter of 2004 and the lease costs over the life of the lease, which terminates October 2005.

Pursuant to the SPA, the sellers are also entitled to future consideration potential dependent on the future operating results of Liquent and CDC on a combined basis through December 31, 2006.  Based on calculations outlined in the SPA, the Company has recorded additional further consideration costs related to the combined business as of December 31, 2003 of approximately $1,200,000, which are expected to be paid during the second quarter of 2004.

Earnout Consideration (as defined in the SPA) is to be calculated by March 31, 2007 based on formulas related to revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) of the combined Liquent-CDC business for the three-year period ending December 31, 2006 (the Earnout Period).  Amounts due for the Earnout Consideration, if any, will be paid during the second quarter of 2007, unless the provisions related to a change in control discussed below come into effect.  Earnout Consideration will become due if the combined business has greater than 10% annual compound revenue growth during the Earnout Period, or if EBITDA exceeds $15,000,000 for either the year ending December 31, 2006 or on average for the three years of the Earnout Period.  The Earnout Consideration is subject to a maximum of ₤10,000,000 and could be as low as zero.  The Company currently believes that Earnout Consideration could reasonably range from $6 million to $10 million.

In the event of a sale of all or substantially all of the share capital of the Company or the combined Liquent-CDC business during the Earnout Period, the sellers have the right, but not an obligation, to elect a payout of the Earnout Consideration.  The payout of the Earnout Consideration in the event of a sale varies depending on the year of such sale and the operating performance of the combined business through the date of sale.  The range of payout is zero to ₤5,000,000 if a sale occurs in 2004, zero to ₤7,500,000 if a sale occurs in 2005 and zero to ₤10,000,000 if a sale occurs in 2006.

The CDC acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of its operations have been included in the Company’s results of operations from its date of acquisition.

The following unaudited pro forma information presents the results of operations of the Company as if the 2003 acquisition of CDC had taken place on January 1, 2003:

(In thousands, except per share data)	Three Months Ended March 31, 2003

Revenues	$22,364
Net loss	$(3)
Basic loss per common share	$(0.00)
Diluted loss per common share	$(0.00)

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

D.                                    DISCONTINUED OPERATIONS

On December 22, 2003, the Company entered into an Asset Purchase Agreement (the APA) to sell substantially all of the assets and certain liabilities of Transcender LLC (Transcender) to Self Test Software, Inc., a subsidiary of Kaplan, Inc. (the Transcender Buyer).  The transaction was completed on December 31, 2003.  The Company received net proceeds of $9.7 million, representing the cash consideration for the assets sold of $10.3 million including an adjustment made in the first quarter of 2004 based on the closing balance sheet of Transcender in accordance with the APA less deal related expenses.  During the first quarter of 2004, the Company recorded a loss on sale of $0.1 million, net of income tax benefits, within discontinued operations primarily related to severance costs for employees terminated on March 31, 2004.  Prior to sale, Transcender was included as part of the software segment (See Note F – Segment Information).

Pursuant to an Interim Transition Services Agreement (the TSA) between the Company and the Transcender Buyer, the Company has agreed to act as a service provider to the Transcender Buyer for the period from December 31, 2003 to May 31, 2004 (the Transition Period).  The TSA requires the Company to retain all employees of Transcender through March 31, 2004 and certain employees through May 31, 2004.  The Transcender Buyer is reimbursing the Company in full for all employee costs and incidental expenses during the Transition Period.  The Company is responsible to pay severance costs to any employee that is not offered employment or does not accept employment with the Transcender Buyer.  As of March 31, 2004, the Company has accrued severance and related costs of approximately $0.3 million, including approximately $0.1 million, net of income taxes, charged to discontinued operations in the first quarter of 2004.  The Company estimates that it will incur nominal additional severance and related costs in the second quarter of 2004.  The Transcender Buyer reimbursed the Company in full for all real estate costs through March 31, 2004 and is reimbursing the Company for a portion of real estate costs from April 1, 2004 through May 31, 2004.  Future rental payments under the Transcender leases approximate $2.7 million. The Company is actively seeking to sublet the Transcender real estate and may generate sublease income in the future to offset a portion of the lease commitment.  During the second quarter of 2004, the Company expects to record a charge in discontinued operations related to the remaining lease commitments less estimated sublease income.

On February 27, 2003, the Company entered into a definitive purchase agreement (the Purchase Agreement) to sell substantially all of the assets and certain liabilities of its wholly owned subsidiaries CRC Press LLC (CRC Press), CRC Press (U.K.) LLC and Parthenon Publishing Group, Inc. (together, CRC), to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc.  The transaction was completed on April 8, 2003.  The Company received net proceeds of approximately $90 million, representing the cash consideration for the assets sold less deal related expenses and an adjustment made based on the closing balance sheet of CRC in accordance with the Purchase Agreement.  On April 8, 2004 the Company received $3.0 million of proceeds previously held in escrow related to representations and warranties contained in the Purchase Agreement.  CRC comprised the entirety of the Company’s former scientific and technology information (STI) segment.  Subsequent to the date of sale, the Company no longer has operations in the STI segment (See Note F – Segment Information).

Summary operating results for the discontinued operations follow:

	Three Months Ended March 31,
(In thousands)	2004	2003

Revenues	$—	$13,356

Income from discontinued operations before income taxes	—	379
Provision for income taxes on discontinued operations	—	168
Loss on sale of discontinued operations, net of income taxes	(105)	—
(Loss) income from discontinued operations, net of income taxes	$(105)	$211

E.                                      EARNINGS (LOSS) PER SHARE

The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Three Month Ended March 31,
(In thousands)	2004	2003

Weighted average common shares outstanding:
Basic	20,885	21,437
Net effect of dilutive stock options – based on the treasury stock method	106	34
Diluted	20,991	21,471

For the three months ended March 31, 2004 and 2003, 474,703 and 1,129,225 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

F.                                      SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.  The Company evaluates performance based on EBITDA of the respective business units.

The Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, Master Data Center (MDC) and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment is comprised solely of Liquent, a leading provider of life science regulatory intelligence and publishing solutions.  The CDC operations are being integrated with the Company’s Liquent unit and are included in the software segment for reporting purposes.  Other includes unallocated corporate items.  Corporate assets consist principally of cash and cash equivalents and investments.

The following tables set forth the information for the Company’s reportable segments of continuing operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
REVENUES FROM EXTERNAL CUSTOMERS:
Data	$15,552	$13,815
Software (1)	9,048	5,842
	$24,600	$19,657

EBITDA:
Data	$6,779	$5,551
Software (1)	2,087	341
Other	(1,439)	(1,999)
	$7,427	$3,893

INCOME (LOSS) FROM OPERATIONS:
Data	$4,077	$3,469
Software (1)	1,257	(302)
Other	(1,322)	(1,444)
	$4,012	$1,723

(1)                      Results include operations of CDC from the date of the acquisition December 1, 2003 only (See Note C - Acquisitions).

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

A reconciliation of EBITDA to income from continuing operations is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

EBITDA	$7,427	$3,893
Depreciation and amortization (1)	(3,112)	(2,745)
Interest income, net	840	132
Income from continuing operations before income taxes	$5,155	$1,280
Provision for income taxes	1,819	397
Income from continuing operations	$3,336	$883

(1)                      Depreciation and amortization includes $75,000 and $36,000 of amortization of capitalized software, classified as Cost of sales for the three months ended March 31, 2004 and 2003, respectively.

G.            COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income.  Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses, net of the related tax effect, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow hedges.  The following table is a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended March 31,
	2004	2003

Net income	$3,231	$1,094
Other comprehensive income:
Change in net unrealized gains and losses on available-for-sale investments	418	—
Change in net unrealized gains and losses on cash flow hedges	(378)	—
Foreign currency translation adjustments	(257)	(186)
Estimated tax provision	(14)	—
Net change in other comprehensive income	(231)	(186)

Comprehensive income	$3,000	$908

H.            SUBSEQUENT EVENT

On December 5, 2002, Venturetek, L.P., Richard Elkin, Antoine Bernheim, Stacy Bernheim and Genstar, Ltd., derivatively as shareholders of Rand Publishing Co., Inc. (Rand) and individually, on their own behalf (the Plaintiffs) filed a complaint in the Supreme Court of the State of New York against IHI (the IHI Action) alleging that IHI’s predecessor fraudulently acquired assets or businesses that were corporate opportunities of Rand and that such acquisitions constituted a “conversion”.   The Plaintiffs sought a constructive trust over all of IHI’s shares and options and damages of approximately $750 million.  Additionally, the Company’s President and Chief Executive Officer, Mason P. Slaine, and Michael E. Danziger, a member of the Company’s board of directors, were named as defendants in a related action entitled Venturetek, L.P., et al. v. Rand Publishing Co., Inc., et al., filed in the Supreme Court of the State of New York (the Rand Action).   Similar to the IHI Action, the Plaintiffs in the Rand Action alleged that certain acquisitions of assets and businesses by IHI constituted corporate opportunities usurped from Rand and that Messrs. Slaine and Danziger breached their fiduciary duties in connection therewith.  The Plaintiffs in the Rand action sought a constructive trust over Messrs. Slaine’s and Danziger’s shares of IHI and damages alleged to be in excess of $150 million.  In February 2003, IHI moved to dismiss the complaint in its entirety on the grounds that it failed to state a claim as a matter of law and that it was barred by the applicable statutes of limitations.  In a written Memorandum Decision dated April 21, 2004, the Court granted IHI’s motion and dismissed the complaint in its entirety.  The time for the Plaintiffs to appeal the Memorandum Decision has not yet expired.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the Company for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  This review should be read in conjunction with the consolidated financial statements and notes presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2003 Annual Report on Form 10-K.

Certain statements in this report contain forward-looking statements, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Actual results of the Company could differ materially from those anticipated in these forward-looking statements as a result of certain factors.  Readers are cautioned not to place undue reliance on the forward-looking statements and that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company’s disclosures under the heading Item 1.  Business – Risk Factors contained in the Company’s 2003 Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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

The Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, Master Data Center (MDC) and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment is comprised solely of Liquent, a leading provider of life science regulatory intelligence and publishing solutions.  Other includes unallocated corporate items.  Corporate assets consist principally of cash and cash equivalents and investments.

On February 27, 2003, the Company entered into a definitive purchase agreement (the Purchase Agreement) to sell substantially all of the assets and certain liabilities of CRC Press and its subsidiaries (CRC) to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc.  The transaction was completed on April 8, 2003.

On December 1, 2003, the Company acquired the issued share capital of CDC Solutions Limited (CDC) for cash consideration of approximately $26.3 million.  CDC is a leading provider of life science regulatory intelligence and publishing solutions that is being integrated with the Company’s Liquent business.  The results of operations of the acquired business has been included in the Consolidated Statement of Operations from the date of acquisition.  Since CDC has been merged with Liquent, CDC operations are included in the software segment for reporting purposes.

On December 22, 2003, the Company announced that it had sold Transcender LLC (Transcender) to a subsidiary of Kaplan, Inc. (Kaplan).  Under the terms of the Asset Purchase Agreement (APA), Kaplan acquired substantially all of the assets and assumed certain operating liabilities.  The transaction had an effective date of December 31, 2003.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all assets, liabilities, results of operations and cash flows of Transcender and CRC have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations.  Additionally, the Company’s financial statements have been reclassified to reflect Transcender and CRC as discontinued operations for all prior periods presented herein.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements.  The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include, but are not limited to, revenue recognition, bad debt allowances, income taxes, and the valuation of goodwill and other identified intangible assets.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are disclosed in the Company’s 2003 Annual Report on Form 10-K.  There have been no material changes to these policies during the first three months of fiscal 2004.

Consolidated Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Summary

Revenues increased $4.9 million, or 25%, to $24.6 million from $19.7 million.  Revenues increased by $1.7 million, or 13%, in the data segment and $3.2 million, or 55%, in the software segment.  Gross profits increased by $4.8 million, or 36%, with gross profit margins increasing to 73.5% from 67.6%.  The increase in gross margins is due primarily to higher gross margins in the software segment, based on increased revenues, cost reduction initiatives and the integration of the Company’s Liquent and CDC business units.  Selling, general and administrative expenses (SG&A) increased by $2.2 million, or 25%, due primarily to operating expenses related to CDC, which was acquired in December 2003.  Depreciation and amortization increased by $0.3 million, or 12%, due primarily to amortization of intangible assets associated with the acquisition of CDC and the impact of foreign exchange fluctuations on amortization of intangible assets in the Company’s IDRAC unit during the first quarter of 2004.  Based on the factors above, income from operations increased $2.3 million, or 133%, to $4.0 million from $1.7 million.

During the first quarter of 2004, the Company recorded $0.3 million of non-operating income due primarily to a gain on sale of patents at MicroPatent (the Patent Sale).  During the first quarter of 2003, the Company incurred costs of approximately $0.6 million associated with the early termination of a credit agreement.  The early termination costs included approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

Net interest income increased $0.7 million to $0.8 million from $0.1 million due primarily to increased interest income earned on invested cash proceeds received from the sales of CRC and Transcender, including realized gains on the sale of bonds equal to approximately $0.2 million in the first quarter of 2004.

Based on the factors above, income from continuing operations before income taxes increased by $3.9 million to $5.2 million from $1.3 million.

The Company recorded a provision for income taxes of $1.8 million in the first quarter of 2004, or 35.3% of income before taxes, compared to a provision for income taxes of $0.4 million in the first quarter of 2003, or 31.0% of income before taxes.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes and permanent items.  The increase in the tax rate is due to the impact of permanent book-tax differences, which were relatively consistent in dollar amount, while pre-tax income increased.

Based on the factors above, income from continuing operations increased by $2.5 million to $3.3 million, or $0.16 per diluted common share, in the first quarter of 2004 from $0.9 million, or $0.4 per diluted common share, in the first quarter of 2003.

(Loss) income from discontinued operations approximated $(0.1) million, or $(0.01) per diluted common share, in the first quarter of 2004, compared to $0.2 million, or $0.01 per diluted common share, in the first quarter of 2003.  Loss from discontinued operations in the first quarter of 2004 is primarily the result of an after-tax severance charge associated with the termination of Transcender employees.  Income from discontinued operations in the first quarter of 2003 represents results of operations of the discontinued Transcender and CRC business units.

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

Segment Review

Data

Revenues increased $1.7 million, or 13%, to $15.6 million from $13.8 million.  The strongest areas of revenue growth included:  revenues from patent information subscriptions at MicroPatent, as a result of strong growth in core subscriptions, and an increase in transactional revenues related to file histories; intellectual property management services at MDC; and database subscriptions at IDRAC.  The primary growth driver in each area was increased volume, in addition to increased average pricing at MDC. MicroPatent volume growth relates primarily to sales of PatentWeb and Aureka products to new customers, as well as file history sales to both new and existing customers. MDC and IDRAC volume growth relates primarily to increased sales of existing products and services to new customers.

Income from operations increased $0.6 million, or 18%, to $4.1 million from $3.5 million.  Income from operations increased at MicroPatent due primarily to the revenue increases noted above, partially offset by increased compensation in information technology-related areas.  Income from operations at MDC remained relatively stable due to the revenue growth noted above, offset by an increase in compensation for production and customer service-related employees based on volume growth in intellectual property under management.  Income from operations increased at IDRAC due primarily to the revenue increases noted above, partially offset by the impact of foreign exchange fluctuations on amortization of intangible assets.   In the first quarter of 2004, MicroPatent recorded a gain of $0.4 million, net of associated deal costs of $0.2 million, related to the Patent Sale.  EBITDA increased $1.2 million, or 22%, to $6.8 million from $5.6 million.  EBITDA margins approximated 44% in the first quarter of 2004, compared to 40% in the first quarter of 2003.  The most significant factors in the increase were the growth in segment revenues and the impact of the Patent Sale, partially offset by increased compensation expense.

Software

Revenues increased $3.2 million, or 55%, to $9.0 million from $5.8 million.  All revenues in the segment relate to Liquent.  The increase is mainly attributable to increased volume in license and maintenance revenues, resulting both from the acquisition of CDC in December 2003 and improved software sales. The majority of license sales volume growth relates to sales of core software products to existing customers of Liquent and CDC. The Company also generated the first license sales of its new InSight product line in the first quarter of 2004, with three license sales of InSight Foundation.

Income (loss) from operations in this segment increased $1.6 million to $1.3 million from $(0.3) million.  Income from operations increased at Liquent due primarily to the revenue increases noted above, partially offset by a full quarter of costs associated with CDC in the first quarter of 2004.  EBITDA in this segment increased $1.7 million to $2.1 million from $0.3 million.  EBITDA margins approximated 23% in the first quarter of 2004, compared to 6% in the first quarter of 2003.  The most significant factors in the increase were increased revenues and cost efficiencies resulting from the integration of CDC.

Other

Losses from other operations decreased by $0.1 million, to $1.3 million in first quarter of 2004 from $1.4 million in first quarter of 2003, with corporate expenses being relatively stable.  Net interest income increased $0.7 million to $0.8 million from $0.1 million due primarily to increased interest income earned on invested cash proceeds received from the sales of CRC and Transcender, including realized gains on the sale of bonds equal to approximately $0.2 million in the first quarter of 2004.  Other expense decreased $0.5 million primarily resulting from the impact of costs associated with the early termination of a credit agreement in the first quarter of 2003.

A reconciliation of segment EBITDA to income (loss) from continuing operations before income taxes follows:

	Three Months Ended March 31,
(In thousands)	2004	2003

Data segment
EBITDA	$6,779	$5,551
Amortization of capitalized software	(1)	(5)
Depreciation and amortization	(2,287)	(2,086)
Interest income, net	42	53
Income from continuing operations before income taxes	$4,533	$3,513

Software segment
EBITDA	$2,087	$341
Amortization of capitalized software	(74)	(31)
Depreciation and amortization	(744)	(603)
Interest income (expense), net	5	(4)
Income (loss) from continuing operations before income taxes	$1,274	$(297)

Other
EBITDA	$(1,439)	$(1,999)
Depreciation and amortization	(6)	(20)
Interest income, net	793	83
Loss from continuing operations before income taxes	$(652)	$(1,936)

Total
EBITDA	$7,427	$3,893
Amortization of capitalized software	(75)	(36)
Depreciation and amortization	(3,037)	(2,709)
Interest income, net	840	132
Income from continuing operations before income taxes	$5,155	$1,280

Liquidity and Capital Resources

Transcender Sale

On December 31, 2003, the Company completed the sale of its Transcender business unit.  The Company received net proceeds of $9.7 million representing cash consideration for the assets sold of $10.3 million including an adjustment made in the first quarter of 2004 based on the closing balance sheet of Transcender in accordance with the APA less deal related expenses.  The Company estimates that approximately $0.3 million in deal related costs will be paid subsequent to March 31, 2004.

In connection with the sale of the assets of Transcender, the Company entered into an Interim Transition Services Agreement (the TSA) with the purchaser that required the Company to retain all employees of Transcender through March 31, 2004 and certain employees through May 31, 2004.  The purchaser is reimbursing the Company in full for all employee costs and incidental expenses during the TSA period.  The Company is responsible to pay severance costs to any employee that is not offered employment or does not accept employment with the purchaser.  As of March 31, 2004, the Company has accrued severance and related costs of approximately $0.3 million.  The Company estimates that it will incur nominal additional severance and related costs in the second quarter of 2004.  The purchaser reimbursed the Company in full for all real estate costs through March 31, 2004 and is reimbursing the Company for a portion of real estate costs from April 1, 2004 through May 31, 2004.  Future rental payments under the Transcender leases approximate $2.7 million. The Company is actively seeking to sublet the Transcender real estate and may generate sublease income in the future to offset a portion of the lease commitment.  During the second quarter of 2004, the Company expects to record a charge in discontinued operations related to the remaining lease commitment less estimated sublease income.

CRC Sale

On April 8, 2003, the Company completed the sale of CRC and received net proceeds of approximately $90 million, representing the cash consideration for the assets sold less deal related expenses and an adjustment made based on the closing balance sheet of CRC in accordance with the underlying Purchase Agreement.  On April 8, 2004, the Company received $3.0 million of proceeds previously held in escrow related to representations and warranties contained in the Purchase Agreement.  All proceeds previously held in escrow were classified as restricted cash as of March 31, 2004.  The Company estimates that approximately $0.4 million in deal related costs will be paid subsequent to March 31, 2004.

MicroPatent Patent Sale

Under the terms of a Patent Purchase Agreement dated March 23, 2004 (the Patent Agreement), the Company’s MicroPatent unit sold its right, title and interest in certain patents (the Patents) to Rose Blush Software LLC (the Patent Buyer) for cash consideration of $625,000.  Additionally, under the terms of the Patent Agreement, the Company sold all rights to collect royalties under the Patents to the Patent Buyer.  Closing costs associated with the transaction totaled approximately $199,000. The Company recognized a pre-tax gain on sale of $426,000 during the first quarter of 2004.

The proceeds from the above noted sales, net of income taxes associated with the transactions, will be used to finance future acquisitions and for general corporate purposes.  The Company currently does not have any agreements with respect to any prospective material acquisitions.  Pending such uses, the proceeds will be invested in accordance with the Company’s taxable fixed income portfolio program (the Investment Program), which the Company entered into in August 2003 to increase investment returns on cash not immediately needed in operations.  The Investment Program portfolio consists of U.S. denominated taxable fixed income securities with maximum effective maturities of three years.

CDC Acquisition

On December 1, 2003, the Company acquired the issued share capital (the Shares) of CDC for cash consideration of approximately $26.3 million (Cash Consideration), including approximately $3.8 million currently held in escrow for estimated guaranteed earnouts as defined and calculated in accordance with the underlying Share Purchase Agreement (SPA).  The Company expects to pay additional closing costs associated with the transaction of approximately $0.4 million subsequent to March 31, 2004.

Under the terms of the SPA, the sellers are entitled to potential future consideration dependent on future operating results.  In addition to guaranteed future consideration of approximately $3.8 million, which has been paid into escrow, the Company has a liability based on revenues of the acquired business for the year ended December 31, 2003 (the Further Consideration) and a potential liability based on the combined future operating results of Liquent and CDC for the three year period ending December 31, 2006 (the Earnout Consideration).  The specific provisions of each contingency are detailed in Note C - Acquisitions.  As of March 31, 2004, the Company has accrued for additional Further Consideration costs of approximately $1,200,000, which is expected to be paid during the second quarter of 2004.  The Company currently believes that the Earnout Consideration could reasonably range from $6 million to $10 million.  Amounts due for Earnout Consideration, if any, will be paid during the second quarter of 2007 unless the provisions related to a change in control as outlined in Note C – Acquisitions come into effect.

All payments associated with the transaction are expected to be paid with cash flow generated by the working capital of the Company.

Quarter Ended March 31, 2004 Cash Flows

Cash and cash equivalents, including short-term investments, totaled $60.0 million at March 31, 2004 compared to $52.0 million at December 31, 2003.  In March 2004, the Company received a federal income tax refund of approximately $10.8 million, which is included in cash and cash equivalents.  On April 8, 2004 the Company received $3.0 million for amounts previously held in escrow related to the sale of CRC.  The funds were deposited into the Company’s Investment Program.  At March 31, 2004, the Company’s Investment Program also included $88.8 million of long-term investments, comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  Maturities of the Company’s long-term investments range from one to three years.  Excluding cash, cash equivalents and short-term investments, the Company’s continuing operations had working capital deficits at March 31, 2004 and at December 31, 2003.  The Company receives patent annuity payments and subscription payments in advance and, therefore, the Company’s existing operations are expected to maintain very low or negative working capital balances, excluding cash, cash equivalents and short-term investments.  Included in current liabilities at March 31, 2004, are obligations related to patent annuity payments of approximately $31.5 million and deferred revenue of approximately $26.9 million.  The Company’s cash position remains strong with currently over $150 million in cash, cash equivalents and investments, and no debt.  These funds will be used for general corporate purposes and to finance future acquisitions.  The Company currently does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions.  Pending such uses, the Company will continue to manage the funds in accordance with IHI’s Investment Program.

Cash generated from operating activities of continuing operations was $15.5 million for the quarter ended March 31, 2004, derived from income of $3.3 million plus non-cash charges of $3.2 million and a decrease in net operating assets of $9.0 million during the period.  The decrease in net operating assets relates primarily to a decrease in income taxes receivable.  During March 2004 the Company received a federal income tax refund of approximately $10.8 million.  Estimated income tax payments made during 2003 were refunded to the Company in 2004 as a result of tax losses realized from the sale of Transcender in December 2003.  The decrease in income tax receivable was partially offset by an increase in accounts receivable.  The most significant receivables increase was at Liquent, due to the timing of maintenance renewals and first quarter 2004 license sales.  In addition, accrued expenses decreased at Liquent based on the payment of integration and deal related costs associated with the acquisition of CDC, a business acquired in December 2003.

Cash used in investing activities from continuing operations was $2.1 million for the three months ended March 31, 2004 due primarily to an increase in investment purchases, net of sales and maturities, of $1.0 million and additional transaction costs of $0.5 million paid in the first quarter of 2004 related to the dispositions of CRC and Transcender.  These uses of cash were partially offset by net proceeds received by the Company of $0.5 million resulting from the Patent Sale and $0.3 million of additional proceeds received on the sale of Transcender as a result of a post-closing adjustment.  Capital expenditures, including capitalized software costs, approximated $1.4 million in the period.  Excluding acquisitions of businesses, the Company’s existing operations are not capital intensive.

Cash provided by financing activities from continuing operations was $0.2 million for the three months ended March 31, 2004, primarily the result of net cash proceeds received from the issuance of common stock from stock option exercises.

The effect of exchange rates on cash and cash equivalents totaled $(0.2) million.  Exchange rates were impacted by foreign currency translation of local currency to the U.S. dollar of balances recorded within the Company’s European subsidiaries IDRAC and Liquent.

The Company believes that available cash and cash equivalents, together with funds generated from operations and amounts included in its Investment Program will be sufficient to fund the cash requirements of its existing operations for the foreseeable future including all contractual obligations as they become due.  The Company currently has no commitments for material capital expenditures or agreements with respect to any prospective material acquisitions. The Company may choose to obtain additional capital or financing to consummate future acquisitions.  Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company’s control.  No assurance can be given as to the Company’s future acquisition or expansion opportunities and how such opportunities will be financed.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk - The primary objective of the Company’s investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents and investments in a variety of securities, including U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  As of March 31, 2004, approximately 7% of the Company’s portfolio matures in one year or less, with the remainder maturing in less than three years.   The Company does not use derivative financial instruments in its investment portfolio.  Investments are placed with high credit quality issuers and, by policy, the Company limits the amount of credit exposure to any one issuer.  The Company does not hold securities for trading purposes.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company’s investment portfolio.  Conversely, declines in interest rates could have a material favorable impact on interest earnings from the Company’s investment portfolio.  The Company does not currently hedge interest rate exposures.

Foreign Currency Exchange Rate Risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using exchange rates in effect at the balance sheet date, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  During the quarters ended March 31, 2004 and 2003, the Company’s operating results include foreign exchange losses of $91,000 and $77,000, respectively.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At March 31, 2004, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $29,147,000.  Realized gains and losses relating to the forward contracts were immaterial for the quarters ended March 31, 2004 and 2003.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

Item 4.           Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2004.  There have been no significant changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

On April 21, 2004 The Supreme Court of the State of New York dismissed a complaint brought by Venturetek, L.P. Richard Elkin, Antoine Bernheim, Stacy Bernheim and Genstar, Ltd., derivately as shareholders of Rand Publishing Co., Inc., and individually, on their own behalf against the Company.  See Note H – Subsequent Event.

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

Item 6.                Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                      Reports on Form 8-K

On February 27, 2004, the Company furnished a Current Report on Form 8-K announcing the preliminary financial results of the Company for the three and twelve month periods ended December 31, 2003.  In accordance with Item 12 of Form 8-K, the Form 8-K and the press release attached as an exhibit thereto were furnished and not “filed” with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.

Date:	May 10, 2004	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer