Form 10-Q
period 2004-06-30
INFORMATION HOLDINGS INC
filed 2004-08-09
CIK 1063744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

☒Yes ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒Yes ☐No

As of August 3, 2004, there were 20,922,714 shares of the Company’s common stock, par value $0.01 per share, outstanding.

INFORMATION HOLDINGS INC.

Form 10-Q for the Quarter Ended June 30, 2004

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,765	$39,693
Short-term investments	8,875	12,271
Restricted cash	—	3,000
Accounts receivable (net of allowance for doubtful accounts of $538 and $693, respectively)	39,434	37,650
Prepaid expenses and other current assets	3,699	5,669
Income taxes receivable	1,638	11,899
Deferred income taxes	2,001	2,001
Total current assets	97,412	112,183
Investments	97,219	83,207
Property and equipment, net	3,864	4,281
Identified intangible assets, net	67,078	70,248
Goodwill	99,431	100,871
Other assets	5,150	3,880
TOTAL	$370,154	$374,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,154	$32,073
Accrued expenses	12,746	18,124
Deferred revenue	24,546	25,753
Total current liabilities	69,446	75,950
Long-term deferred income taxes	14,957	16,307
Total liabilities	84,403	92,257
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 21,924,273 and 21,882,604 shares, respectively; outstanding 20,917,073 and 20,875,404 shares, respectively	219	219
Additional paid-in capital	248,844	247,964
Retained earnings	42,456	38,304
Treasury stock, at cost, 1,007,200 shares, in both periods	(14,723)	(14,723)
Accumulated other comprehensive income	8,955	10,649
Total stockholders’ equity	285,751	282,413
TOTAL	$370,154	$374,670

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product	$12,961	$11,845	$28,159	$23,906
Service	10,119	7,910	19,521	15,506
Total revenues	23,080	19,755	47,680	39,412
Cost of sales:
Product	3,173	3,067	6,402	6,063
Service	3,755	3,320	7,037	6,692
Total cost of sales	6,928	6,387	13,439	12,755
Gross profit	16,152	13,368	34,241	26,657
Operating expenses:
Selling, general and administrative	9,983	9,183	21,023	18,040
Depreciation and amortization	3,000	2,645	6,037	5,354
Total operating expenses	12,983	11,828	27,060	23,394
Income from operations	3,169	1,540	7,181	3,263
Other income (expense):
Interest income, net	735	676	1,575	808
Costs associated with pending merger	(590)	—	(590)	—
Early termination of credit agreement	—	—	—	(575)
Other income, net	15	—	318	—
Income from continuing operations before income taxes	3,329	2,216	8,484	3,496
Provision for income taxes	1,152	833	2,971	1,230
Income from continuing operations	2,177	1,383	5,513	2,266
(Loss) income from discontinued operations, net of income taxes	(1,256)	29,389	(1,361)	29,600
Net income	$921	$30,772	$4,152	$31,866
Net income (loss) per basic common share:
Continuing operations	$0.10	$0.07	$0.26	$0.11
Discontinued operations	(0.06)	1.39	(0.07)	1.39
Net income	$0.04	$1.45	$0.20	$1.50
Net income (loss) per diluted common share:
Continuing operations	$0.10	$0.07	$0.26	$0.11
Discontinued operations	(0.06)	1.39	(0.06)	1.39
Net income	$0.04	$1.45	$0.20	$1.49
Weighted number of common shares outstanding:
Basic	20,901	21,167	20,893	21,302
Diluted	21,066	21,198	21,027	21,330

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,152	$31,866
Gain on sale of assets of discontinued operations	—	(30,332)
Loss from discontinued operations	1,361	732
Income from continuing operations	5,513	2,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,981	1,954
Amortization of other intangible assets	4,056	3,400
Gain on sale of assets	(418)	—
Change in deferred income taxes	(1,532)	(773)
Termination of credit facility	—	494
Net amortization of premiums on investments available for sale	1,236	—
Other	(763)	108
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,972)	3,301
Decrease in prepaid and other current assets	1,230	1,497
Decrease in accounts payable and accrued expenses	(5,471)	(1,533)
Income tax benefit from stock options exercised	99	99
Net change in income taxes payable (receivable)	11,081	(2,533)
Decrease in deferred revenue	(1,409)	(1,197)
Net change in other assets and liabilities	38	(193)
Net Cash Provided by Continuing Operations	13,669	6,890
Net Cash Provided by Discontinued Operations	—	1,801
Net Cash Provided by Operating Activities	13,669	8,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of transaction costs	(798)	91,969
Purchases of property and equipment	(1,150)	(860)
Purchases of other investments held to maturity	—	(6,742)
Purchases of investments available for sale	(61,314)	(23,642)
Proceeds from sales and maturities of investments available for sale	49,462	—
Net proceeds on sale of assets	515	—
Amounts received from (deposited in) escrow funds	3,000	(3,000)
Capitalized software development cost	(1,647)	(493)
Capitalized internal-use software	(189)	(304)
Net Cash (Used in) Provided by Continuing Operations	(12,121)	56,928
Net Cash Used in Discontinued Operations	—	(827)
Net Cash (Used in) Provided by Investing Activities	(12,121)	56,101
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from stock options exercised	781	642
Purchase of common stock for treasury	—	(9,496)
Principal payments on capital leases	(63)	(71)
Net Cash Provided by Continuing Operations	718	(8,925)
Net Cash Used in Discontinued Operations	—	(106)
Net Cash Provided by Financing Activities	718	(9,031)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(194)	165
NET INCREASE IN CASH AND EQUIVALENTS	2,072	55,926
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	39,693	53,910
CASH AND EQUIVALENTS, END OF PERIOD	$41,765	$109,836

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                                    THE COMPANY

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

B.                                    THE THOMSON MERGER AGREEMENT

On June 28, 2004, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with The Thomson Corporation (Thomson), a global leader in providing integrated information solutions to business and professional customers whose common shares are traded on the Toronto Stock Exchange (TSX:TOC) and the New York Stock Exchange (NYSE:TOC).  The provisions of the Merger Agreement are complicated and not easily summarized.  Readers should review the definitive proxy statement and proxy statement supplement (the Proxy Statement) filed with the SEC on July 27, 2004 and August 6, 2004, respectively which contains additional information about the merger and includes a copy of the Merger Agreement.

Under the terms of the Merger Agreement, a Thomson subsidiary will acquire all of the outstanding common stock of Information Holdings Inc. at a price of $28.00 per share in cash, representing an aggregate cost of approximately $441 million, net of cash and investments held by IHI, as of the date of the Merger Agreement.  Consummation of the transaction is subject to various conditions, including approval by IHI’s stockholders and regulatory approvals.  The Company will hold a special meeting of its stockholders to consider and vote on proposals to approve the merger and related matters on August 31, 2004 (the Special Meeting).  At the time the merger becomes effective, each share of the Company’s common stock will be converted into the right to receive $28.00 in cash. Options to acquire shares under the Company’s 1998 Stock Option Plan will become fully vested and be converted into the right to receive the excess of $28.00 per share over the applicable stock option exercise price.  Fees associated with the transaction and incurred for the three and six months ended June 30, 2004 approximated $0.6 million.  IHI expects to incur additional expenses related to this transaction totaling between approximately $5 million and $6 million, which include:  investment banking, legal and accounting fees, certain fees related to the filing, printing and mailing of the related Proxy Statement, and other fees and expenses associated with the transaction.

The Company has agreed that from the date of the signing of the Merger Agreement, until the closing date of the merger, it will cause each of its subsidiaries to carry on business in the ordinary course, and use commercially reasonable efforts to preserve intact its respective current business organizations, to keep its assets in good working condition, to maintain the confidential nature of and legal protections applicable to material intellectual property rights, to keep available the services its respective current executive officers and key employees and to maintain good working relationships with persons having a material business relationship with the Company.  The Company has also agreed to certain restrictions during this period related to items including, among other things: changes in capital structure, dividends, changes in organizational documents, acquisitions and dispositions, material agreements, employee benefits and compensation, accounting and tax practices, and capital expenditures.  These items are discussed in greater detail in the Proxy Statement.

The Proxy Statement includes a description of the termination provisions included in the Merger Agreement.  Pursuant to the Merger Agreement, the Company must pay to Thomson an amount equal to $20 million if the Merger Agreement is terminated under the circumstances set forth in the Merger Agreement and the Proxy Statement.  As described in the proxy statement supplement, under the terms of the proposed settlement of the purported class action lawsuit described in Note K - Subsequent Event, the termination fee payable to Thomson will be reduced from $20 million to $18.5 million.

C.                                    BASIS OF PRESENTATION

The consolidated balance sheet of the Company at December 31, 2003 has been derived from IHI’s Annual Report on Form 10-K for the year then ended.  All other consolidated financial statements contained herein have been prepared by IHI and are unaudited.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the notes thereto contained in IHI’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of June 30, 2004, and the consolidated results of operations and cash flows for the periods presented herein.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated financial statements include the accounts of IHI and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

During 2003, the Company sold substantially all of the assets and certain liabilities of its wholly owned subsidiaries Transcender LLC and CRC Press and Subsidiaries (See Note F – Discontinued Operations).  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these components have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations for all periods presented herein.

D.                                    ACCOUNTING FOR STOCK-BASED COMPENSATION

Under the terms of the Merger Agreement, the Company is not permitted to grant future stock options between the date of the Merger Agreement and the effective date of the merger without Thomson’s consent.  Prior to the date of the Merger Agreement, the Company granted stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for its stock option grants under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method.  Since stock options were granted by the Company with exercise prices equal to the market price of the underlying stock at the date of grant, no compensation expense has been recognized in the Company’s Consolidated Statements of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data):	2004	2003	2004	2003

Net income as reported	$921	$30,772	$4,152	$31,866
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(287)	(506)	(907)	(1,394)
Pro forma net income	$634	$30,266	$3,245	$30,472

Earnings per common share:
Basic – as reported	$0.04	$1.45	$0.20	$1.50
Basic – pro forma	$0.03	$1.43	$0.16	$1.43
Diluted – as reported	$0.04	$1.45	$0.20	$1.49
Diluted – pro forma	$0.03	$1.43	$0.15	$1.43

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

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model (the Black-Scholes Model) using certain assumptions.  These assumptions are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.  The Black-Scholes Model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing Black-Scholes Model may not provide a reliable measure of the fair value of the Company’s employee stock options.

E.                                      ACQUISITION

On December 1, 2003, the Company acquired the issued share capital of CDC Solutions Limited (CDC), a private company based in the United Kingdom for cash consideration of approximately $26,287,000 (Cash Consideration).  CDC is a leading provider of life science regulatory intelligence and publishing solutions.  The Cash Consideration includes approximately $22,126,000 of initial consideration, approximately $3,836,000 currently held in escrow for estimated guaranteed earnouts as defined and calculated in accordance with the underlying Share Purchase Agreement (SPA), and approximately $325,000 of closing costs associated with the transaction.

In the first quarter of 2004 the Company received a valuation of the fair value of the identified intangible assets and their estimated useful lives which range from four to ten years.  The purchase price of CDC was accordingly adjusted to reflect acquired identified intangible assets of $4,810,000, and the related deferred tax liability recorded as a result of the gross up of acquired intangible assets was adjusted to $1,443,000 based on the valuation.  In addition, during the first six months of 2004 certain other adjustments to the purchase price were recorded to increase net tangible assets acquired to $12,000.  Accordingly, non-deductible goodwill was adjusted to $22,908,000.

In accordance with the Company’s plan to integrate the CDC business with its Liquent business, the Company accrued as of the acquisition date approximately $765,000 of costs at CDC related to severance and for the remaining lease costs related to abandoned property.  As of June 30, 2004, the Company paid $398,000 of severance and $94,000 of lease costs against the liability.  For the year ended December 31, 2003, severance and integration costs of $749,000 had been charged to expense at Liquent related to the CDC integration.  The remaining liability at December 31, 2003 related to these costs was $606,000.  During the first quarter of 2004, Liquent charged additional severance costs related to the CDC integration of approximately $108,000 to Selling, general and administrative expense.  The Company paid $256,000 of severance costs and $155,000 of lease costs during the first six months of 2004.  The balance of the severance costs are expected to be paid by the third quarter of 2004 and the lease costs over the life of the lease, which terminates in October 2005.

In addition to guaranteed future consideration of approximately $3,836,000, which has been paid into escrow, the sellers were entitled to additional consideration dependent on the revenue of CDC for the year ended December 31, 2003.  Based on calculations outlined in the SPA, the Company accrued additional consideration as of December 31, 2003 of approximately $1,147,000, which was paid during the second quarter of 2004.

The Company has a further liability to the sellers for Earnout Consideration (as defined in the SPA) which is to be calculated by March 31, 2007 based on formulas related to revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) of the combined Liquent-CDC business for the three-year period ending December 31, 2006 (the Earnout Period).  Amounts due for the Earnout Consideration, if any, will be paid during the second quarter of 2007, unless the provisions related to a change in control discussed below come into effect.  Earnout Consideration will become due if the combined business has greater than 10% annual compound revenue growth during the Earnout Period, or if EBITDA exceeds $15,000,000 for either the year ending December 31, 2006 or on average for the three years of the Earnout Period.  The Earnout Consideration is subject to a maximum of £10,000,000 and could be as low as zero.  The Company currently believes that Earnout Consideration could reasonably range from $6 million to $10 million.

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

The following unaudited pro forma information presents the results of operations of the Company as if the 2003 acquisition of CDC had taken place on January 1, 2003:

(In thousands, except per share data)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Revenues	$22,659	$45,023
Net income	$523	$520
Basic income per common share	$0.02	$0.02
Diluted income per common share	$0.02	$0.02

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

F.                                      DISCONTINUED OPERATIONS

On December 22, 2003, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets and certain liabilities of Transcender LLC (Transcender) to Self Test Software, Inc., a subsidiary of Kaplan, Inc. (the Transcender Buyer).  The transaction was completed on December 31, 2003.  The Company received net proceeds of $9.2 million, representing the cash consideration for the assets sold less deal related expenses.  During the first six months of 2004, the Company recorded a loss on sale of $1.4 million, net of income tax benefits, within discontinued operations primarily related to charges for abandoned real estate lease commitments and severance costs related to employees terminated in 2004.  Prior to sale, Transcender was included as part of the software segment (See Note I – Segment Information).

Pursuant to an Interim Transition Services Agreement (the TSA) between the Company and the Transcender Buyer, the Company acted as a service provider to the Transcender Buyer for the period from December 31, 2003 to May 31, 2004 (the Transition Period).  The TSA required the Company to retain all employees of Transcender through March 31, 2004 and certain employees through May 31, 2004.  The Transcender Buyer reimbursed the Company in full for all employee costs and incidental expenses during the Transition Period.  The Company was responsible to pay severance costs to any employee that was not offered employment or did not accept employment with the Transcender Buyer (the Terminated Employees).  During the first six months of 2004, the Company accrued and paid severance and related costs of approximately $0.3 million to the Terminated Employees; which costs resulted in a charge in discontinued operations of approximately $0.2 million, net of income tax benefits.  The Company does not expect to incur any additional severance and related costs associated with the Terminated Employees subsequent to June 30, 2004.  The Transcender Buyer also reimbursed the Company in full for all real estate costs through March 31, 2004 and for a portion of real estate costs from April 1, 2004 through May 31, 2004.  Effective May 31, 2004 (the Abandonment Date), the Company abandoned office and warehouse space associated with its former Transcender operations (the Transcender Space).  As of the Abandonment Date, the Company accrued approximately $1.7 million representing future lease commitments, net of estimated sublease income of $1.0 million associated with the Transcender Space.  The Company recorded a charge of $1.1 million, net of income tax benefits, in discontinued operations during the second quarter of 2004 related to the abandoned properties.  The Company paid approximately $0.1 million of lease costs during the second quarter of 2004.  The remaining lease commitment is expected to be paid over the life of the lease, which expires in March 2008.  The Company is actively seeking to sublet the Transcender Space, but there is no assurance that the Company will be able to sublet the space.  Accordingly, the Company may incur an additional charge to discontinued operations related to the remaining lease commitment in the future.

On February 27, 2003, the Company entered into a definitive purchase agreement (the Purchase Agreement) to sell substantially all of the assets and certain liabilities of its wholly owned subsidiaries CRC Press LLC (CRC Press), CRC Press (U.K.) LLC and Parthenon Publishing Group, Inc. (together, CRC), to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc.  The transaction was completed on April 8, 2003.  The Company received net proceeds of approximately $90 million, representing the cash consideration for the assets sold less deal related expenses and an adjustment made based on the closing balance sheet of CRC in accordance with the Purchase Agreement.  On April 8, 2004 the Company received $3.0 million of proceeds previously held in escrow related to representations and warranties contained in the Purchase Agreement.  CRC comprised the entirety of the Company’s former scientific and technology information (STI) segment.  Subsequent to the date of sale, the Company no longer has operations in the STI segment (See Note I – Segment Information).

Summary operating results for the discontinued operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Revenues	$—	$2,342	$—	$15,698

Loss from discontinued operations before income taxes	—	(1,477)	—	(1,098)
Benefit from income taxes on discontinued operations	—	(534)	—	(366)
(Loss) gain on sale of discontinued operations, net of income taxes	(1,256)	30,332	(1,361)	30,332
(Loss) income from discontinued operations, net of income taxes	$(1,256)	$29,389	$(1,361)	$29,600

G.                                    EARNINGS (LOSS) PER SHARE

The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003

Weighted average common shares outstanding:
Basic	20,901	21,167	20,893	21,302
Net effect of dilutive stock options –based on the treasury stock method	165	31	134	28
Diluted	21,066	21,198	21,027	21,330

For the three months ended June 30, 2004 and 2003, 401,748 and 998,239 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.  For the six months ended June 30, 2004 and 2003, 410,748 and 1,011,239 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

H.                                    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 5, 2002, Venturetek, L.P., Richard Elkin, Antoine Bernheim, Stacy Bernheim and Genstar, Ltd., derivatively as shareholders of Rand Publishing Co., Inc. (Rand) and individually, on their own behalf (the Plaintiffs) filed a complaint in the Supreme Court of the State of New York against the Company (the IHI Action) alleging that the Company’s predecessor fraudulently acquired assets or businesses that were corporate opportunities of Rand and that such acquisitions constituted a “conversion”.  The Plaintiffs sought a constructive trust over all of the Company’s shares and options and damages of approximately $750 million.  Additionally, the Company’s President and Chief Executive Officer, Mason P. Slaine, and Michael E. Danziger, a member of the Board of Directors, were named as defendants in a related action entitled Venturetek, L.P., et al. v. Rand Publishing Co., Inc., et al., filed in the Supreme Court of the State of New York (the Rand Action). Similar to the IHI Action, the Plaintiffs in the Rand Action alleged that certain acquisitions of assets and businesses by the Company constituted corporate opportunities usurped from Rand and that Messrs. Slaine and Danziger breached their fiduciary duties in connection therewith. The Plaintiffs in the Rand action sought a constructive trust over Messrs. Slaine’s and Danziger’s shares of the Company and damages alleged to be in excess of $150 million.  In February 2003, the Company moved to dismiss the complaint in its entirety on the grounds that it failed to state a claim as a matter of law and that it was barred by the applicable statutes of limitations.  In a written Memorandum Decision dated April 21, 2004, the Court granted the Company’s motion and dismissed the complaint in its entirety.  By Notice of Appeal filed May 13, 2004, the Plaintiffs appealed the trial court’s dismissal of the action to the Supreme Court, Appellate Division, First Department.  The Company believes that the complaint in its entirety is without merit and it intends to vigorously contest the claims.

In addition, from time to time the Company is a party to other legal and administrative proceedings, claims, and litigation arising in the ordinary course of its business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters either singularly or in aggregate will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows (See Note K – Subsequent Event).

Merger Commitments

In connection with the termination provisions of the Merger Agreement, the Company could be required to pay Thomson a termination fee equal to $20 million under certain conditions as described in the Merger Agreement and as described in the Proxy Statement.  As described in the proxy statement supplement, under the terms of the proposed settlement of the purported class action lawsuit described in Note K - Subsequent Event, the termination fee payable to Thomson will be reduced from $20 million to $18.5 million.  In addition, the Company has an engagement letter with Morgan Stanley & Company that provides for the payment of a transaction fee equal to 1% of the transaction value upon completion of the merger.  The transaction value, estimated at $441 million as of the date of the Merger Agreement, is defined as the gross proceeds to the stockholders, less the amount of cash and marketable securities held by the Company at the closing date.

Lease Commitments

The Company primarily leases office space, and office and computer equipment, for its primary domestic operating units based principally in the following states:  Connecticut, Michigan, Pennsylvania and Virginia.  The Company also leases office space for its primary foreign operating units based principally in France and England. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property, and certain leases include escalation clauses.

During the second quarter of 2004, the Company’s MicroPatent and Liquent units entered into new office leases for its operations in California and in Pennsylvania.  The new leases are replacements of expiring leases previously existing at December 31, 2003 and will expire in 2007 and in 2015, respectively.  Also during the second quarter of 2004, the Company abandoned office and warehouse space associated with its Transcender Space.  Future lease obligations associated with the Transcender Space are reflected below, net of estimated sublease income (See Note F – Discontinued Operations).

Future annual minimum lease payments including estimated escalation amounts under noncancelable operating leases as of June 30, 2004 are as follows (in thousands):

Year ending December 31,
2004 (remaining six months)	$1,664
2005	2,662
2006	1,624
2007	1,371
2008	910
Thereafter	3,470
Total minimum lease payments	$11,701

I.                                         SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.  The Company evaluates performance based on EBITDA of the respective business units.

The Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, MDC and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment is comprised solely of Liquent, a leading provider of life science regulatory intelligence and publishing solutions.  Other includes unallocated corporate items, which primarily consists of corporate expenses and interest income earned on the Company’s taxable fixed income portfolio program.  Corporate assets consist principally of cash, cash equivalents and investments.

The following tables set forth the information for the Company’s reportable segments of continuing operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES FROM EXTERNAL CUSTOMERS:
Data	$16,042	$14,394	$31,594	$28,209
Software (1)	7,038	5,354	16,086	11,196
Other	—	7	—	7
	$23,080	$19,755	$47,680	$39,412

EBITDA:
Data	$6,869	$5,609	$13,648	$11,160
Software (1)	565	42	2,652	383
Other	(1,765)	(1,417)	(3,204)	(3,416)
	$5,669	$4,234	$13,096	$8,127

INCOME (LOSS) FROM OPERATIONS:
Data	$4,593	$3,524	$8,670	$6,993
Software (1)	(246)	(558)	1,011	(860)
Other	(1,178)	(1,426)	(2,500)	(2,870)
	$3,169	$1,540	$7,181	$3,263

(1)                      Results include operations of CDC from the date of the acquisition December 1, 2003 only (See Note E - Acquisition).

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

A reconciliation of EBITDA to income from continuing operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

EBITDA	$5,669	$4,234	$13,096	$8,127
Depreciation and amortization (1)	(3,075)	(2,694)	(6,187)	(5,439)
Interest income, net	735	676	1,575	808
Income from continuing operations before income taxes	3,329	2,216	8,484	3,496
Provision for income taxes	1,152	833	2,971	1,230
Income from continuing operations	$2,177	$1,383	$5,513	$2,266

(1)                      Depreciation and amortization includes $75,000 and $49,000 of amortization of capitalized software, classified as Cost of sales for the three months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004 and 2003, respectively, depreciation and amortization includes $150,000 and $85,000 of amortization of capitalized software classified as Cost of sales.

J.                                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income (loss).  Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses, net of the related tax effect, on available-for-sale securities and on derivative instruments designated and qualifying as cash flow hedges.  The following table is a reconciliation of the Company’s net income to comprehensive income  (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Net income	$921	$30,772	$4,152	$31,866
Other comprehensive income:
Change in net unrealized gains and losses on available-for-sale investments	(1,812)	—	(1,600)	—
Change in net unrealized gains and losses on cash flow hedges	212	—	(166)	—
Reclass adjustment for net (losses) gains realized in net income	(41)	—	165	—
Foreign currency translation adjustments	(444)	(223)	(701)	(409)
Estimated tax benefit	622	—	608	—
Net change in other comprehensive (loss) income	(1,463)	(223)	(1,694)	(409)

Comprehensive (loss) income	$(542)	$30,549	$2,458	$31,457

K.                                    SUBSEQUENT EVENT

On July 1, 2004, an action was filed as a purported class action in the Court of Chancery of the State of Delaware in and for New Castle County (Myszkowski v. Information Holdings Inc. et al., C.A. No. 537-N) against IHI, its directors and Thomson (the Class Action).  The complaint alleges, among other things, that approval of the merger by the Company’s directors amounted to a breach of fiduciary duty, that the $28.00 cash consideration per share to be received by the Company’s stockholders in the merger does not represent the true value of IHI and that there were relationships among Thomson, Warburg Pincus LLC, a New York limited liability company that manages Warburg, Pincus Ventures L.P., and some of the Company’s directors that created conflicts of interest preventing these directors from acting in the best interest of the Company’s stockholders.  The complaint asks for an injunction against the merger and damages as well as awarding the plaintiffs the costs and disbursements of this Class Action, including attorneys’ and experts’ fees.  The plaintiff and the defendants have negotiated a settlement to dismiss the action with prejudice, subject to (i) the drafting and execution of the settlement documents and the other agreements necessary to effectuate the terms of the proposed settlement; (ii) the completion by the plaintiff and his counsel of appropriate confirmatory discovery in the action sufficient to satisfy the plaintiff’s counsel that the proposed settlement is fair and reasonable; (iii) final court approval of the settlement and dismissal of the action with prejudice and without awarding costs to any party, except as agreed by the parties; and (iv) consummation of the merger, provided, that this condition (iv) shall be deemed to have been satisfied if the merger is not consummated due to (a) the merger not receiving the requisite vote of holders of outstanding shares of IHI common stock or (b) circumstances that give rise to the right of Thomson to receive from IHI a termination fee pursuant to the terms of the Merger Agreement.  As part of the settlement, IHI has agreed to provide the additional disclosure set forth in the proxy statement supplement and to pay fees and expenses of the plaintiff’s counsel in the amount of $280,000.  Additionally, Thomson agreed to reduce from $20 million to $18.5 million the termination fee to which it is entitled if the Merger Agreement is terminated under certain circumstances as described in the Merger Agreement and the Proxy Statement.  IHI and the other defendants continue to deny all of the allegations of wrongdoing contained in the complaint. The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Information Holdings Inc. (IHI or the Company) for the three and six months ended June 30, 2004 and 2003.  This review should be read in conjunction with the consolidated financial statements and notes presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2003 Annual Report on Form 10-K.

Certain statements in this report contain forward-looking statements, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Actual results of the Company could differ materially from those anticipated in these forward-looking statements as a result of certain risks and uncertainties.  Readers are cautioned not to place undue reliance on the forward-looking statements and that forward-looking statements contained in this Form 10-Q should be read in conjunction with the Company’s disclosures within this Item 2 and under the heading Item 1.  Business – Risk Factors contained in the Company’s 2003 Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Proposed Merger with Thomson

On June 28, 2004, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with The Thomson Corporation (Thomson), a global leader in providing integrated information solutions to business and professional customers.  Under the terms of the Merger Agreement, a Thomson subsidiary will acquire all of the outstanding common stock of Information Holdings Inc. at a price of $28.00 per share in cash, representing an aggregate cost of approximately $441 million, net of cash and investments held by IHI, as of the date of the Merger Agreement.  Consummation of the transaction is subject to various conditions, including approval by IHI’s stockholders and standard regulatory approvals.  The Company will hold a special meeting of its stockholders to consider and vote on proposals to approve the merger and related matters on August 31, 2004 (the Special Meeting).  At the time the merger becomes effective, each share of the Company’s common stock will be converted into the right to receive $28.00 in cash. Options to acquire shares under the Company’s 1998 stock option plan will become fully vested and be converted into the right to receive the excess of $28.00 per share over the applicable stock option exercise price.  Fees associated with the transaction and incurred for the three and six months ended June 30, 2004 approximated $0.6 million.  IHI expects to incur additional expenses related to this transaction totaling between approximately $5 million and $6 million, which include:  investment banking, legal and accounting fees; certain fees related to the filing, printing and mailing of the related Proxy Statement; and other fees and expenses associated with the transaction.

The Company has agreed that from the date of the signing of the Merger Agreement, until the closing date of the merger, it will cause each of its subsidiaries to carry on business in the ordinary course, and use commercially reasonable efforts to preserve intact its respective current business organizations, to keep its assets in good working condition, to maintain the confidential nature of and legal protections applicable to material intellectual property rights, to keep available the services its respective current executive officers and key employees and to maintain good working relationships with persons having a material business relationship with the Company.  The Company has also agreed to certain restrictions during this period related to items including, among other things:  changes in capital structure, dividends, changes in organizational documents, acquisitions and dispositions, material agreements, employee benefits and compensation, accounting and tax practices, and capital expenditures.

Overview

The discussions that follow do not take into account the potential impact of the Company’s proposed merger with Thomson announced on June 28, 2004, except for costs associated with the planned merger which are reflected in the Company’s results for the three and six months ended June 30, 2004.

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

The Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, Master Data Center (MDC) and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment is comprised solely of Liquent, a leading provider of life science regulatory intelligence and publishing solutions.  Other includes unallocated corporate items, which primarily consists of corporate expenses and interest income earned on the Company’s taxable fixed income portfolio program (the Investment Program).  Corporate assets consist principally of cash and cash equivalents and investments.

On February 27, 2003, the Company entered into a definitive purchase agreement (the Purchase Agreement) to sell substantially all of the assets and certain liabilities of CRC Press and its subsidiaries (CRC) to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc.  The transaction was completed on April 8, 2003.

On December 1, 2003, the Company acquired the issued share capital of CDC Solutions Limited (CDC) for cash consideration of approximately $26.3 million.  CDC is a leading provider of life science regulatory intelligence and publishing solutions that is being integrated with the Company’s Liquent business.  The results of operations of the acquired business has been included in the Consolidated Statement of Operations from the date of acquisition.  Since CDC has been combined with Liquent, CDC operations are included in the software segment for reporting purposes.

On December 22, 2003, the Company sold its Transcender LLC (Transcender) business to a subsidiary of Kaplan, Inc. (Kaplan).  Under the terms of the Asset Purchase Agreement , Kaplan acquired substantially all of the assets and assumed certain operating liabilities.  The transaction had an effective date of December 31, 2003.

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

The Company’s critical accounting policies are disclosed in the Company’s 2003 Annual Report on Form 10-K.  There have been no material changes to these policies during the first six months of fiscal 2004.

Consolidated Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Summary

Total revenues increased $3.3 million, or 17%, to $23.1 million from $19.8 million.  Revenues increased by $1.6 million, or 11%, in the data segment and $1.7 million, or 32%, in the software segment.  During the quarter ended June 30, 2004, the Company derived approximately 56.2% of its revenues from product sales and approximately 43.8% from its service revenues.

Product revenues, which are derived from software license agreements, database subscriptions, and the sale of patent searching, retrieval and analysis products, increased $1.1 million, or 9%, to $13.0 million from $11.8 million.  Overall, new and existing customers increased demand for the Company’s products in 2004.  MicroPatent experienced increased volume of core subscription product sales and in file history transactional revenues, while IDRAC experienced an increase in database subscriptions.  Product revenues also increased as the result of the acquisition of CDC in December 2003.  Service revenues, which include fees for software maintenance, consulting and training, as well as from patent annuity and trademark renewal payment services, increased $2.2 million, or 28%, to $10.1 million from $7.9 million.  The increase was primarily attributable to the growth of the service business as a result of the acquisition of CDC.  Service revenues also increased at MDC primarily as the result of volume increases in intellectual property management services, due to increased sales of existing services to new customers, in addition to increased average pricing.

Total cost of sales increased $0.5 million, or 8%, to $6.9 million from $6.4 million.  Gross profit margins increased to 70.0% in the second quarter of 2004, from 67.7% for the corresponding period in 2003.  The improvement in gross profits was due to a shift in sales mix towards higher margin products at MicroPatent and a favorable impact on foreign exchange at IDRAC, as well as cost efficiencies as a result of the successful integration of the Company’s Liquent and CDC business units.

Selling, general and administrative expenses (SG&A) increased by $0.8 million, or 9%, to $10.0 million from $9.2 million due primarily to operating expenses related to CDC.  Depreciation and amortization increased by $0.4 million, or 13%, to $3.0 million from $2.6 million due primarily to amortization of intangible assets associated with the acquisition of CDC and the impact of foreign exchange fluctuations on amortization of intangible assets in the Company’s IDRAC unit during the second quarter of 2004.

Based on the factors above, income from operations increased $1.6 million, or 106%, to $3.2 million from $1.5 million.

During the second quarter of 2004, the Company recorded $0.6 million of non-operating expenses directly related to legal and accounting services associated with the recently announced merger with Thomson.

Net interest income remained constant at $0.7 million in the periods.  Interest income increased by approximately $0.2 million in 2004 due primarily to increased interest income resulting from higher yields earned in the Company’s Investment Program initiated in August 2003, coupled with interest earned on the invested cash proceeds received from the sale of Transcender.  This increase was offset by foreign exchange losses of $0.2 million related to interest earned on a corporate loan with IDRAC.

Based on the factors above, income from continuing operations before income taxes increased by $1.1 million to $3.3 million from $2.2 million.

The provision for income taxes as a percentage of pre-tax income was approximately 35% in the second quarter of 2004, compared to approximately 38% for the corresponding period in 2003.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes and permanent items.  The decrease in the tax rate is due to the favorable impact of permanent book-tax differences, which increased in dollar amount due to the CDC acquisition, partially offset by the increase in pre-tax income.

Based on the factors above, income from continuing operations increased by $0.8 million to $2.2 million, or $0.10 per diluted common share, in the second quarter of 2004 from $1.4 million, or $0.07 per diluted common share, in the second quarter of 2003.

(Loss) income from discontinued operations approximated $(1.3) million, or $(0.06) per diluted common share, in the second quarter of 2004, compared to $29.4 million, or $1.39 per diluted common share, in the second quarter of 2003.  Loss from discontinued operations in the second quarter of 2004 is related to charges for remaining abandoned real estate obligations and severance following the disposition of Transcender.  Income from discontinued operations in the second quarter of 2003 is related to a gain on the disposition of the assets of CRC.  The gain totaled $30.3 million, net of income taxes associated with the transaction of $15.9 million.

The Company evaluates the performance of its segments based primarily on revenues and EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company believes that EBITDA is the most useful measure of business unit earnings because it more closely approximates the cash generating ability of each business compared to income (loss) from operations.  Income (loss) from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets.  The Company generally does not incur capital expenditures to replace intangible assets within existing operations.  A reconciliation of segment EBITDA to income (loss) from continuing operations before income taxes is presented after the discussion of operating results.

Segment Review

Data

Total revenues increased $1.6 million, or 11%, to $16.0 million from $14.4 million.  During the quarter ended June 30, 2004, the data segment derived approximately 72.1% of its revenues from product sales and approximately 27.9% from service revenues.  Product revenues increased $0.9 million, or 8%, to $11.6 million from $10.7 million.  The strongest areas of product revenue growth included:  revenues from patent information subscriptions, as a result of strong growth in core subscriptions and an increase in transactional revenues related to file histories at MicroPatent; and database subscriptions at IDRAC.  The primary growth driver in each area was increased volume.  MicroPatent volume growth relates primarily to sales of PatentWeb and Aureka products to new customers, as well as file history sales to both new and existing customers.  IDRAC volume growth relates primarily to increased sales of existing products and services to new customers, as well as a favorable foreign exchange impact due to strengthening of the Euro versus the U.S. dollar.  Service revenues increased $0.8 million, or 20%, to $4.5 million from $3.7 million.  Data segment service revenues, which are derived solely from MDC, increased primarily as the result of volume increases in intellectual property management services due to increased sales of existing services to new customers, in addition to increased average pricing.

Total segment cost of sales increased $0.4 million, or 10%, to $4.7 million from $4.3 million.  Total segment gross profit margins increased to 70.8% in the second quarter of 2004, from 70.4% for the corresponding period in 2003.  Gross product profit margins increased to 74.2% from 72.8%, while gross service profit margins decreased to 62.1% from 63.5%.   The increase in gross product profit margins is due primarily to higher gross profits at MicroPatent resulting from increased web based transactions which have relatively fixed costs, while the decrease in gross service profit margins is attributable to the increased production and customer service-related compensation expense at MDC.  The Company expects gross service profits at MDC to improve during the last half of 2004 as a result of projected increases in revenues and relatively stable costs.

Income from operations increased $1.1 million, or 30%, to $4.6 million from $3.5 million.  Income from operations increased due primarily to the revenue increases noted above, partially offset by the impact of foreign exchange fluctuations on amortization of intangible assets at IDRAC and an increase in compensation for management, production and customer service-related employees at MDC, based on volume growth.

EBITDA increased $1.3 million, or 22%, to $6.9 million from $5.6 million.  EBITDA margins approximated 43% in the second quarter of 2004, compared to 39% for the corresponding period in 2003.  The most significant factors in the increase were the growth in segment revenues, partially offset by increased compensation expense.

Software

Revenues increased $1.7 million, or 31%, to $7.0 million from $5.4 million.  All revenues in the segment relate to Liquent.  During the quarter ended June 30, 2004, Liquent derived approximately 80.2% of its revenues from service revenues and approximately 19.8% from product sales.  Service revenues increased $1.5 million, or 35%, to $5.6 million from $4.2 million.  The increase is mainly attributable to increased volume in maintenance revenues as a result of the acquisition of CDC, coupled with volume growth related to sales of core software products to existing customers of Liquent and CDC.  Product revenues increased $0.2 million, or 20%, to $1.4 million from $1.2 million due to revenues associated with the acquisition of CDC.  Software product revenues were below expected levels due to delayed license deals.  A significant number of transactions expected to be closed in the second quarter of 2004 remain in the sales pipeline for completion in the second half of 2004.  In addition, the Company expects to generate increased license sales from its new InSight product line during the last half of 2004.

Total segment cost of sales increased $0.1 million, or 6%, to $2.2 million from $2.1 million.  Total segment gross profits increased to 68.0% during the second quarter of 2004, from 60.3% for the corresponding period in 2003.  Gross service profit margins increased to 63.5% from 53.1%, while gross product profit margins increased to 86.3% from 86.0%.  Total software segment gross profits increased primarily as a result of cost reduction initiatives and efficiencies resulting from the successful integration of the Company’s Liquent and CDC business units.

Loss from operations in this segment decreased $0.3 million to $0.2 million from $0.6 million.  The decrease is due primarily to revenue increases as a result of the acquisition of CDC, partially offset by:  a full quarter of costs associated with CDC in the second quarter of 2004; the impact of below expected overall software revenues due to delayed license deals; and the impact of additional amortization of CDC intangible assets.

EBITDA in this segment increased $0.5 million to $0.6 million from $0.1 million.  EBITDA margins approximated 8% in the second quarter of 2004, compared to 1% in the second quarter of 2003.  The most significant factors in the increase were increased revenues and cost efficiencies resulting from the integration of CDC.

Other

Losses from other operations decreased by $0.2 million, to $1.2 million in second quarter of 2004 from $1.4 million in second quarter of 2003, due primarily to decreased legal expense and corporate bonuses.

During the second quarter of 2004, the Company recorded $0.6 million of non-operating expenses directly related to legal and accounting services associated with the recently announced merger with Thomson.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Summary

Total revenues increased $8.3 million, or 21%, to $47.7 million from $39.4 million.  Revenues increased by $3.4 million, or 12%, in the data segment and $4.9 million, or 44%, in the software segment.  During the first six months of 2004, the Company derived approximately 59.1% of its revenues from product sales and approximately 40.9% from service revenues.

Product revenues increased $4.3 million, or 18%, to $28.2 million from $23.9 million.  Overall, new and existing customers increased demand for the Company’s products in 2004.  MicroPatent experienced increased volume of core subscription product sales and in file history transactional revenues, while IDRAC experienced an increase in database subscriptions.   Product revenues also increased as the result of the acquisition of CDC in December 2003.  Service revenues increased $4.0 million, or 26%, to $19.5 million from $15.5 million.  The increase was primarily attributable to the growth of the service business as a result of the acquisition of CDC.  Service revenues also increased at MDC primarily as the result of volume increases in intellectual property management services, due to increased sales of existing services to new customers, in addition to increased average pricing.

Total cost of sales increased $0.7 million, or 5%, to $13.4 million from $12.8 million.  Gross profit margins increased to 71.8% in the first six months of 2004, from 67.6% in the corresponding period of 2003.  The improvement in gross profits was due to a shift in sales mix towards higher margin products at MicroPatent, as well as cost efficiencies as a result of the successful integration of the Company’s Liquent and CDC business units.

SG&A increased by $3.0 million, or 17%, to $21.0 million from $18.0 million due primarily to operating expenses related to CDC.  Depreciation and amortization increased by $0.7 million, or 13%, to $6.0 million from $5.4 million due primarily to amortization of intangible assets associated with the acquisition of CDC and the impact of foreign exchange fluctuations on amortization of intangible assets in the Company’s IDRAC unit during the first six months of 2004.

Based on the factors above, income from operations increased $3.9 million, or 120%, to $7.2 million from $3.3 million.

During the first six months of 2004, the Company recorded $0.6 million of non-operating expenses directly related to legal and accounting services associated with the recently announced merger with Thomson.  The merger expenses were partially offset by a $0.4 million gain on sale of patents at MicroPatent recorded in 2004.  During the first six months of 2003, the Company charged approximately $0.6 million to non-operating expenses associated with the early termination of a credit agreement.  The early termination costs included approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

Net interest income increased by $0.8 million, or 95%, to $1.6 million from $0.8 million.  Interest income increased by approximately $1.0 million in 2004 due primarily to increased interest income resulting from higher yields earned in the Company’s Investment Program initiated in August 2003, coupled with interest earned on the invested cash proceeds received from the sales of CRC and Transcender.  Interest income includes realized gains on the sale of bonds equal to approximately $0.2 million in the first six months of 2004.  This increase was partially offset by foreign exchange losses of $0.2 million related to interest earned on a corporate loan with IDRAC.

Based on the factors above, income from continuing operations before income taxes increased by $5.0 million to $8.5 million from $3.5 million.

The provision for income taxes as a percentage of pre-tax income remained relatively stable at approximately 35% in the first six months of 2004 and 2003.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes and permanent items.  The tax rate remained relatively constant due to the favorable impact of permanent book-tax differences, which increased in dollar amount as a result of the CDC acquisition, offset by the increase in pre-tax income.

Based on the factors above, income from continuing operations increased by $3.2 million to $5.5 million, or $0.26 per diluted common share, in the first six months of 2004 from $2.3 million, or $0.11 per diluted common share, in the first six months of 2003.

(Loss) income from discontinued operations approximated $(1.4) million, or $(0.06) per diluted common share, in the first six months of 2004, compared to $29.6 million, or $1.39 per diluted common share, in the first six months of 2003.  Loss from discontinued operations in the first six months of 2004 is related to charges for remaining abandoned real estate obligations and severance following the disposition of Transcender.  Income from discontinued operations in the first six months of 2003 is related to a gain on the disposition of the assets of CRC.  The gain totaled $30.3 million, net of income taxes associated with the transaction of $15.9 million.

A reconciliation of segment EBITDA to income (loss) from continuing operations before income taxes is presented after the discussion of operating results.

Segment Review

Data

Total revenues increased $3.4 million, or 12%, to $31.6 million from $28.2 million.  During the first six months of 2004, the data segment derived approximately 73.0% of its revenues from product sales and approximately 27.0% from service revenues.  Product revenues increased $2.0 million, or 10%, to $23.1 million from $21.0 million.  The strongest areas of product revenue growth included:  revenues from patent information subscriptions, as a result of strong growth in core subscriptions and an increase in transactional revenues related to file histories at MicroPatent; and database subscriptions at IDRAC.  The primary growth driver in each area was increased volume.  MicroPatent volume growth relates primarily to sales of PatentWeb and Aureka products to new customers, as well as file history sales to both new and existing customers.  IDRAC volume growth relates primarily to increased sales of existing products and services to new customers, as well as a favorable foreign exchange impact due to strengthening of the Euro versus the U.S. dollar.  Service revenues increased $1.3 million, or 19%, to $8.5 million from $7.2 million.  Data segment service revenues, which are derived solely from MDC, increased primarily as the result of volume increases in intellectual property management services due to increased sales of existing services to new customers, in addition to increased average pricing.

Total segment cost of sales increased $0.8 million, or 10%, to $9.2 million from $8.3 million.  Total segment gross profit margins increased to 71.0% in the first six months of 2004, from 70.5% for the corresponding period in 2003.  Gross product profit margins increased to 74.6% from 73.0%, while gross service profit margins decreased to 61.2% from 63.0%.   The increase in gross product profit margins is due primarily to higher gross profits at MicroPatent resulting from increased web based transactions which have relatively fixed costs, while the decrease in gross service profit margins is attributable to the increased production and customer service-related compensation expense at MDC.  The Company expects gross service profits at MDC to improve during the last half of 2004 as a result of projected increases in revenues and relatively stable costs.

Income from operations increased $1.7 million, or 24%, to $8.7 million from $7.0 million.  Income from operations increased due primarily to the revenue increases noted above, partially offset by: increased compensation in information technology-related areas at MicroPatent; the impact of foreign exchange fluctuations on amortization of intangible assets at IDRAC; and an increase in compensation for management, production and customer service-related employees at MDC, based on volume growth.

During the first six months of 2004, MicroPatent recorded a gain of $0.4 million, net of associated deal costs of $0.2 million, related to the sale of patents.

EBITDA increased $2.5 million, or 22%, to $13.6 million from $11.2 million.  EBITDA margins approximated 43% in the first six months of 2004, compared to 40% in the first six months of 2003.  The most significant factors in the increase were the growth in segment revenues, partially offset by increased compensation expense.

Software

Revenues increased $4.9 million, or 44%, to $16.1 million from $11.2 million.  All revenues in the segment relate to Liquent.  During the first six months of 2004, Liquent derived approximately 68.4% of its revenues from service revenues and approximately 31.6% from product sales.  Service revenues increased $2.7 million, or 32%, to $11.0 million from $8.3 million.  The increase is mainly attributable to increased volume in maintenance revenues as a result of the acquisition of CDC, coupled with volume growth related to sales of core software products to existing customers of Liquent and CDC.  Product revenues increased $2.2 million, or 77%, to $5.1 million from $2.9 million, due primarily to revenues associated with the acquisition of CDC.  Software product revenues for the first six months of 2004 were below expected levels due to delayed license deals.  A significant number of transactions expected to be closed in the second quarter of 2004 remain in the sales pipeline for completion in the second half of 2004.  In addition, the Company expects to generate increased license sales from its new InSight product line during the last half of 2004.

Total segment cost of sales decreased $0.1 million, or 3%, to $4.3 million from $4.4 million.  Total segment gross margins increased 73.4% in the first six months of 2004, from 60.4% for the corresponding period in 2003.  Gross service margins increased to 66.1% from 51.5%, while gross product margins increased to 89.2% from 86.3%.   Total software segment gross margins increased primarily as a result of cost reduction initiatives and efficiencies resulting from the successful integration of the Company’s Liquent and CDC business units.

Income (loss) from operations in this segment increased $1.9 million to $1.0 million from $(0.9) million.  Income from operations increased at Liquent due primarily to the revenue increases resulting from the December 2003 acquisition of CDC, partially offset by:  a full six months of costs associated with CDC in 2004; the impact of below expected overall software revenues due to delayed license deals; and the impact of additional amortization of CDC intangible assets.

EBITDA in this segment increased $2.3 million to $2.7 million from $0.4 million.  EBITDA margins approximated 16% in the first six months of 2004, compared to 3% in the first six months of 2003.  The most significant factors in the increase were increased revenues and cost efficiencies resulting from the integration of CDC.

Other

Losses from other operations decreased by $0.4 million, to $2.5 million in the first six months of 2004 from $2.9 million in the first six months of 2003.  Losses from other operations decreased primarily as a result of decreased patent licensing activities in the Company’s LPS unit.

During the first six months of 2004, the Company recorded $0.6 million of non-operating expenses directly related to legal and accounting services associated with the recently announced merger with Thomson.  During the first six months of 2003, the Company charged approximately $0.6 million to non-operating expenses associated with the early termination of a credit agreement.  The early termination costs included approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

A reconciliation of segment EBITDA to income (loss) from continuing operations before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003

Data segment
EBITDA	$6,869	$5,609	$13,648	$11,160
Amortization of capitalized software	—	(4)	(1)	(9)
Depreciation and amortization	(2,273)	(2,090)	(4,560)	(4,176)
Interest income, net	48	66	90	119
Income from continuing operations before income taxes	$4,644	$3,581	$9,177	$7,094

Software segment
EBITDA	$565	$42	$2,652	$383
Amortization of capitalized software	(75)	(45)	(149)	(76)
Depreciation and amortization	(724)	(546)	(1,468)	(1,149)
Interest income (expense), net	1	(3)	6	(7)
(Loss) income from continuing operations before income taxes	$(233)	$(552)	$1,041	$(849)

Other
EBITDA	$(1,765)	$(1,417)	$(3,204)	$(3,416)
Depreciation and amortization	(3)	(9)	(9)	(29)
Interest income, net	686	613	1,479	696
Loss from continuing operations before income taxes	$(1,082)	$(813)	$(1,734)	$(2,749)

Total
EBITDA	$5,669	$4,234	$13,096	$8,127
Amortization of capitalized software	(75)	(49)	(150)	(85)
Depreciation and amortization	(3,000)	(2,645)	(6,037)	(5,354)
Interest income, net	735	676	1,575	808
Income from continuing operations before income taxes	$3,329	$2,216	$8,484	$3,496

Liquidity and Capital Resources

The Thomson Merger Agreement

On June 28, 2004, the Company entered into a Merger Agreement with Thomson, a global leader in providing integrated information solutions to business and professional customers.  Under the terms of the Merger Agreement, a Thomson subsidiary will acquire all of the outstanding common stock of Information Holdings Inc. at a price of $28.00 per share in cash, representing  an aggregate cost of approximately $441 million, net of cash and investments held by IHI, as of the date of the Merger Agreement.  Consummation of the transaction is subject to various conditions, including approval by IHI’s stockholders and standard regulatory approvals.  Fees associated with the transaction and incurred for the three and six months ended June 30, 2004 approximated $0.6 million.  IHI expects to incur additional expenses related to this transaction totaling between approximately $5 million and $6 million, which include:  investment banking, legal and accounting fees, certain fees related to the filing, printing and mailing of the related Proxy Statement, and other fees and expenses associated with the transaction.  A significant amount of these costs will be incurred whether or not the merger is completed.

The Company has agreed to certain restrictions during the period between the signing of the Merger Agreement and the completion of the merger related to items including, among other things: changes in capital structure, dividends, changes in organizational documents, acquisitions and dispositions, material agreements, employee benefits and compensation, accounting and tax practices, and capital expenditures.   These restrictions may limit the Company’s ability to engage in certain transactions and to fund certain projects it may have otherwise engaged in.  Additionally, the Company must pay to Thomson an amount equal to $20 million if the Merger Agreement is terminated under circumstances set forth in the Merger Agreement and as described in the Proxy Statement.  As described in the proxy statement supplement, under the terms of the proposed settlement of the purported class action lawsuit described in Note K - Subsequent Event, the termination fee payable to Thomson will be reduced from $20 million to $18.5 million.  Any payment of any such termination fee would materially reduce the Company’s cash and working capital.

During the period between the signing of the Merger Agreement and the completion of the merger, the Company has certain restrictions on the use of its cash, as discussed in Note B – The Thomson Merger Agreement.  The primary provision related to cash and investments requires the Company to reinvest proceeds from investments that mature into short-term (less than 30-day) U.S. dollar deposits.

Transcender Sale

On December 31, 2003, the Company completed the sale of its Transcender business unit.  The Company received net proceeds of $9.2 million representing the cash consideration for the assets sold less deal related expenses.  The Company estimates that the majority of the remaining $1.8 million in deal related costs will be paid ratably in subsequent periods through March 2008.

In connection with the sale of the assets of Transcender, the Company entered into an Interim Transition Services Agreement (the TSA) with the purchaser that required the Company to retain all employees of Transcender through March 31, 2004 and certain employees through May 31, 2004.  The purchaser reimbursed the Company in full for all employee costs and incidental expenses during the TSA period.  The Company was responsible to pay severance costs to any employee that was not offered employment or did not accept employment with the purchaser (the Terminated Employees).  During the first six months of 2004, the Company paid severance and related costs of approximately $0.3 million to the Terminated Employees.  The Company does not expect to incur any additional severance and related costs associated with the Terminated Employees subsequent to June 30, 2004.  The purchaser also reimbursed the Company in full for all real estate costs through March 31, 2004 and for a portion of real estate costs from April 1, 2004 through May 31, 2004.  Effective May 31, 2004, the Company abandoned office and warehouse space associated with its former Transcender operations (the Transcender Space).  As of June 30, 2004, the Company has accrued approximately $1.6 million representing remaining future lease commitments, net of estimated sublease income associated with the Transcender Space.  The remaining lease commitment is expected to be paid over the life of the lease  which expires in March 2008.  The Company is actively seeking to sublet the Transcender Space, but there is no assurance that the Company will be able to sublet the space.  Accordingly, the Company may incur an additional charge to discontinued operations related to the remaining lease commitment in the future.

CRC Sale

On April 8, 2003, the Company completed the sale of CRC and received net proceeds of approximately $90 million, representing the cash consideration for the assets sold less deal related expenses and an adjustment made based on the closing balance sheet of CRC in accordance with the underlying Purchase Agreement. On April 8, 2004, the Company received $3.0 million of proceeds previously held in escrow related to certain representations and warranties contained in the Purchase Agreement.  All proceeds previously held in escrow were classified as Restricted cash in the Consolidated Balance Sheets.  The Company estimates that approximately $0.4 million in deal related costs will be paid ratably in subsequent periods through December 2005.

MicroPatent Patent Sale

Under the terms of a Patent Purchase Agreement dated March 23, 2004 (the Patent Agreement), the Company’s MicroPatent unit sold its right, title and interest in certain patents (the Patents) to Rose Blush Software LLC (the Patent Buyer) for cash consideration of approximately $0.6 million.  Additionally, under the terms of the Patent Agreement, the Company sold all rights to collect royalties under the Patents to the Patent Buyer.  Closing costs associated with the transaction totaled approximately $0.2 million.  The Company recognized a pre-tax gain on sale of approximately $0.4 million during the first quarter of 2004.

The proceeds from the above noted sales, net of income taxes associated with the transactions, have been invested in accordance with the Company’s Investment Program, which the Company entered into in August 2003 to increase investment returns on cash not immediately needed in operations.  The Investment Program portfolio consists of U.S. denominated taxable fixed income securities with maximum effective maturities of three years.

CDC Acquisition

On December 1, 2003, the Company acquired the issued share capital of CDC for cash consideration of approximately $26.3 million, including approximately $3.8 million currently held in escrow for estimated guaranteed earnouts as defined and calculated in accordance with the underlying Share Purchase Agreement (SPA).  The Company expects to pay additional closing costs associated with the transaction of approximately $0.4 million subsequent to June 30, 2004.

Under the terms of the SPA, the sellers are entitled to potential future consideration dependent on future operating results.  In addition to guaranteed future consideration of approximately $3.8 million, which has been paid into escrow, the Company had recorded additional consideration related to the revenue of CDC for the year ended December 31, 2003 of approximately $1.1 million, which was paid during the second quarter of 2004.  The Company has a further liability to the sellers based on the combined future operating results of Liquent and CDC for the three year period ending December 31, 2006 (the Earnout Consideration).  The specific provisions of each contingency are detailed in Note E - Acquisition.  The Company currently believes that the Earnout Consideration could reasonably range from $6 million to

$10 million.  Amounts due for Earnout Consideration, if any, will be paid during the second quarter of 2007 unless the provisions related to a change in control as outlined in Note E – Acquisition come into effect.

All payments associated with the transaction are expected to be paid from cash on hand or from operating cash flow from existing businesses.

Six Months Ended June 30, 2004 Cash Flows

Cash and cash equivalents, including short-term investments, totaled $50.6 million at June 30, 2004 compared to $52.0 million at December 31, 2003.  During the first half of 2004, the Company received a federal income tax refund of approximately $10.8 million as a result of the sale of Transcender and $3.0 million for amounts previously held in escrow related to the sale of CRC.  The aforementioned funds have been invested in accordance with the Company’s Investment Program.  At June 30, 2004, the Company’s Investment Program also included $97.2 million of long-term investments, comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  Maturities of the Company’s long-term investments range from one to three years.  Excluding cash, cash equivalents and short-term investments, the Company’s continuing operations had working capital deficits at June 30, 2004 and at December 31, 2003.  The Company receives patent annuity payments and subscription payments in advance and, therefore, the Company’s existing operations are expected to maintain very low or negative working capital balances, excluding cash, cash equivalents and short-term investments.  Included in current liabilities at June 30, 2004, are obligations related to patent annuity payments of approximately $30.9 million and deferred revenue of approximately $24.5 million.  The Company’s cash position remains strong with currently over $145 million in cash, cash equivalents and investments, and no debt.  These funds will be used for cash requirements of the Company’s existing operations for the foreseeable future including all contractual obligations as they become due.  The Company currently does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions.  Pending such uses, the Company will continue to manage the funds in accordance with IHI’s Investment Program and the terms of the Merger Agreement.

Cash generated from operating activities of continuing operations was $13.7 million for the six months ended June 30, 2004, derived from income of $5.5 million plus non-cash charges of $4.6 million and a decrease in net operating assets of $3.6 million during the period.  The decrease in net operating assets relates primarily to a decrease in income taxes receivable, resulting from a federal income tax refund of approximately $10.8 million received during March 2004.  Estimated income tax payments made during 2003 were refunded to the Company in 2004 as a result of tax losses realized from the sale of Transcender in December 2003.  The decrease in net operating assets was partially offset by an increase in accounts receivable.  The most significant receivables increases were at MDC, due to timing of customer cash receipts, and at Liquent, due to the timing of maintenance renewals and 2004 license sales.  These increases in accounts receivable were partially offset by significant collections at MicroPatent and IDRAC.  In addition, accrued expenses decreased at Liquent based on the payment of integration and deal related costs associated with the acquisition of CDC, a business acquired in December 2003.  Accrued expenses also decreased at MDC, primarily related to the timing of patent annuity payments.

Cash used in investing activities from continuing operations was $12.1 million for the six months ended June 30, 2004 due primarily to an increase in investment purchases, net of sales and maturities, of $11.8 million and additional transaction costs of $1.1 million paid in the first six months of 2004 related to the dispositions of CRC and Transcender.  These uses of cash were partially offset by the receipt of $3.0 million of proceeds previously held in escrow related to the sale of CRC, net proceeds received by the Company of $0.5 million resulting from the Patent Sale and $0.3 million of additional proceeds received on the sale of Transcender as a result of a post-closing adjustment.  Capital expenditures, including capitalized software costs, approximated $3.0 million in the first half of 2004.  Excluding acquisitions of businesses, the Company’s existing operations are not capital intensive.

Cash provided by financing activities from continuing operations was $0.7 million for the six months ended June 30, 2004, primarily the result of net cash proceeds received from the issuance of common stock from stock option exercises.  As of June 30, 2004, approximately $35 million remains authorized for future common stock repurchases pursuant to the Company’s share buyback program.  During the period between the signing of the Merger Agreement and the completion of the merger, the Company is prohibited from repurchasing shares.

The effect of exchange rates on cash and cash equivalents totaled $(0.2) million.  Exchange rates were impacted by foreign currency translation of local currency to the U.S. dollar of balances recorded within the Company’s European subsidiaries IDRAC and Liquent.

Future Noncancelable Minimum Lease Payments

Future annual minimum lease payments including estimated escalation amounts under noncancelable operating leases as of June 30, 2004 are as follows (in thousands):

Year ending December 31,
2004 (remaining six months)	$1,664
2005	2,662
2006	1,624
2007	1,371
2008	910
Thereafter	3,470
Total minimum lease payments	$11,701

Based on past performance and current expectations, the Company believes that available cash and cash equivalents, together with funds generated from operations and amounts included in its Investment Program will be sufficient to fund the cash requirements of its existing operations for the foreseeable future including all contractual obligations as they become due. Other than normal operating expenses, cash requirements for the balance of 2004 are expected to consist primarily of capital expenditures related to enhancements to the Company’s production capacity and information systems and the relocation of its Liquent unit.  Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company’s control.

During the period between the signing of the Merger Agreement and the completion of the merger, the Company has certain restrictions on the use of its cash, as discussed in Note B – The Thomson Merger Agreement.  Among these restrictions is the requirement to obtain the consent of Thomson for acquisitions and for capital expenditures on an individual basis in excess of $250,000 or in an aggregate amount in excess of $1.5 million per quarter.  The Company believes that it can fund its normal capital requirements within the prescribed limits.

Seasonality and Quarterly Results

The Company does not believe its businesses have significant seasonality.  However, new product launches and the timing of license sales may affect quarterly results.  Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Item 3.                              Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk - The primary objective of the Company’s investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents and investments in a variety of securities, including U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  As of June 30, 2004, approximately 8% of the Company’s portfolio matures in one year or less, with the remainder maturing in less than three years.   The Company does not use derivative financial instruments in its investment portfolio.  Investments are placed with high credit quality issuers and, by policy, the Company limits the amount of credit exposure to any one issuer.  The Company does not hold securities for trading purposes.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company’s investment portfolio.  Conversely, declines in interest rates could have a material favorable impact on interest earnings from the Company’s investment portfolio.  As of June 30, 2004, the aggregate fair value of available-for-sale securities yielding unrealized losses amounted to approximately $101,704,000.  As of June 30, 2004, all such securities have been in unrealized loss positions for periods of less than four months.  Due to the short-term nature of unrealized loss positions, no unrealized losses are considered to be other than temporary.  The Company does not currently hedge interest rate exposures.

Foreign Currency Exchange Rate Risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using exchange rates in effect at the balance sheet date, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  During the quarters ended June 30, 2004 and 2003, the Company’s operating results include net foreign exchange gains of $88,000 and $72,000, respectively.  During the six months ended June 30, 2004 and 2003, the Company’s operating results include net foreign exchange losses of $3,000 and $5,000, respectively.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At June 30, 2004, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $29,384,000.  Net realized gains relating to forward contracts for the three and six months ended June 30, 2004 were $102,000 and $123,000, respectively.  Net realized gains and losses relating to forward contracts were immaterial for the three and six months ended June 30, 2003.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

Item 4.                              Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2004.  There have been no significant changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                              Legal Proceedings

On April 21, 2004 The Supreme Court of the State of New York dismissed a complaint brought by Venturetek, L.P. Richard Elkin, Antoine Bernheim, Stacy Bernheim and Genstar, Ltd., derivately as shareholders of Rand Publishing Co., Inc., and individually, on their own behalf (the Plaintiffs) against the Company.  By Notice of Appeal filed May 13, 2004, the Plaintiffs appealed the trial court’s dismissal of the action to the Supreme Court, Appellate Division, First Department. See Note H – Commitments and Contingencies, which is hereby incorporated by reference.

On July 1, 2004, an action was filed as a purported class action in the Court of Chancery of the State of Delaware in and for New Castle County (Myszkowski v. Information Holdings Inc. et al., C.A. No. 537-N) against IHI, its directors and Thomson.  The plaintiff and the defendants have negotiated a settlement to dismiss the action with prejudice, subject to (i) the drafting and execution of the settlement documents and the other agreements necessary to effectuate the terms of the proposed settlement; (ii) the completion by the plaintiff and his counsel of appropriate confirmatory discovery in the action sufficient to satisfy the plaintiff’s counsel that the proposed settlement is fair and reasonable; (iii) final court approval of the settlement and dismissal of the action with prejudice and without awarding costs to any party, except as agreed by the parties; and (iv) consummation of the merger, provided, that this condition (iv) shall be deemed to have been satisfied if the merger is not consummated due to (a) the merger not receiving the requisite vote of holders of outstanding shares of IHI common stock or (b) circumstances that give rise to the right of Thomson to receive from IHI a termination fee pursuant to the terms of the Merger Agreement.  As part of the settlement, IHI has agreed to provide the additional disclosure set forth in the proxy statement supplement and to pay fees and expenses of the plaintiff’s counsel in the amount of $280,000.  Additionally, Thomson agreed to reduce from $20 million to $18.5 million the termination fee to which it is entitled if the Merger Agreement is terminated under certain circumstances as described in the Merger Agreement and the Proxy Statement.  IHI and the other defendants continue to deny all of the allegations of wrongdoing contained in the complaint. The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant.  See Note K – Subsequent Event, which is hereby incorporated by reference.

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

Item 4.                              Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on April 20, 2004 a total of 19,986,591 shares, or 95% of outstanding shares, were represented and entitled to vote.

(a)                                  The following members were elected to the Board of Directors:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Michael E. Danziger	19,012,814	973,777
David R. Haas	19,014,484	972,107
Keith B. Jarrett	19,058,247	928,344
Sidney Lapidus	18,953,940	1,032,651
Martin D. Payson	19,014,484	972,107
Mason P. Slaine	19,043,831	942,760
John L. Vogelstein	19,006,421	980,170

(b)                                 The following proposal was approved:

Ratification of Ernst & Young LLP as the independent auditors for the Company for the 2004 fiscal year.

Affirmative Votes	19,915,233
Negative Votes	71,258
Abstain	100

Item 6.                Exhibits and Reports on Form 8-K

(a)                                  Exhibits

No.	Description
2.4

Agreement and Plan of Merger, dated as of June 28, 2004, by and among Information Holdings Inc., The Thomson Corporation and Thyme Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2004)

10.11	Voting and Proxy Agreement, dated as of June 28, 2004, by and between The Thomson Corporation and each other person and entity listed on the signature pages thereto
10.12	Release, dated as of June 28, 2004, by and between Michael Danziger and The Thomson Corporation
10.13	Amendment to Employment Agreement, dated as of June 28, 2004, between Information Holdings Inc. and Mason P. Slaine
10.14	Amendment to Employment Agreement, dated as of July 22, 2004, between Information Holdings Inc. and Jay Nadler
10.15	Amendment to Employment Agreement, dated as of July 22, 2004, between MicroPatent LLC and Daniel Videtto
10.16	Retention Bonus Agreement, dated as of April 20, 2004, between Information Holdings Inc. and Vincent A. Chippari
10.17	Retention Bonus Agreement, dated as of April 20, 2004, between Information Holdings Inc. and Jay Nadler
10.18	Retention Bonus Agreement, dated as of April 20, 2004, between Information Holdings Inc. and Daniel Videtto
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On April 22, 2004, the Company furnished a Current Report on Form 8-K announcing the preliminary financial results of the Company for the quarter ended March 31, 2004.  In accordance with Item 12 of Form 8-K, the Form 8-K and the press release attached as an exhibit thereto were furnished and not “filed” with the SEC.

On May 21, 2004, the Company filed a Current Report on Form 8-K announcing that it had issued a press release responding to market rumors (the Press Release). The Press Release was attached thereto as an exhibit and was incorporated therein by reference.

On June 29, 2004, the Company filed a Current Report on Form 8-K announcing that it entered into an Agreement and Plan of Merger, dated as of June 28, 2004 (the Agreement), with The Thomson Corporation, an Ontario, Canada corporation (Thomson). Under the terms of the Agreement, a Thomson subsidiary will acquire all of the outstanding common stock of Information Holdings Inc. at a price of $28.00 per share in cash, for an aggregate cost of approximately $441 million, net of cash and investments currently held by the Company. The Agreement and the press release announcing the transaction were attached thereto as exhibits and were incorporated therein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.

Date: August 9, 2004	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and
as principal financial and accounting officer