Form 10-Q
period 2004-09-30
INFORMATION HOLDINGS INC
filed 2004-11-03
CIK 1063744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

☒ Yes ☐ No

As of November 1, 2004, there were 20,923,131 shares of the Company’s common stock, par value $0.01 per share, outstanding.

INFORMATION HOLDINGS INC.

Form 10-Q for the Quarter Ended September 30, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets As of September 30, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and 2003

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

Signature

INFORMATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58,805	$39,693
Short-term investments	9,281	12,271
Restricted cash	—	3,000
Accounts receivable (net of allowance for doubtful accounts of $581 and $693, respectively)	35,651	37,650
Prepaid expenses and other current assets	4,922	5,669
Income taxes receivable	202	11,899
Deferred income taxes	2,001	2,001
Total current assets	110,862	112,183
Investments	86,071	83,207
Property and equipment, net	3,952	4,281
Identified intangible assets, net	65,320	70,248
Goodwill	99,699	100,871
Other assets	5,839	3,880
TOTAL	$371,743	$374,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,105	$32,073
Accrued expenses	13,290	18,124
Deferred revenue	22,302	25,753
Total current liabilities	67,697	75,950
Long-term deferred income taxes	14,789	16,307
Total liabilities	82,486	92,257

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 21,930,331 and 21,882,604 shares, respectively; outstanding 20,923,131 and 20,875,404 shares, respectively	219	219
Additional paid-in capital	248,966	247,964
Retained earnings	44,907	38,304
Treasury stock, at cost, 1,007,200 shares, in both periods	(14,723)	(14,723)
Accumulated other comprehensive income	9,888	10,649
Total stockholders’ equity	289,257	282,413
TOTAL	$371,743	$374,670

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

Revenues:
Product	$13,055	$11,466	$41,214	$35,372
Service	10,226	7,456	29,747	22,962
Total revenues	23,281	18,922	70,961	58,334

Cost of sales:
Product	3,119	2,885	9,521	8,948
Service	3,412	2,988	10,449	9,680
Total cost of sales	6,531	5,873	19,970	18,628

Gross profit	16,750	13,049	50,991	39,706

Operating expenses:
Selling, general and administrative	10,088	9,194	31,111	27,234
Depreciation and amortization	2,839	2,719	8,876	8,073
Total operating expenses	12,927	11,913	39,987	35,307

Income from operations	3,823	1,136	11,004	4,399

Other income (expense):
Interest income, net	792	519	2,367	1,327
Costs associated with pending merger	(778)	—	(1,368)	—
Early termination of credit agreement	—	—	—	(575)
Other income (expense), net	3	(3)	321	(3)

Income from continuing operations before income taxes	3,840	1,652	12,324	5,148
Provision for income taxes	1,389	629	4,360	1,870

Income from continuing operations	2,451	1,023	7,964	3,278
Income (loss) from discontinued operations, net of income taxes	—	129	(1,361)	29,740
Net income	$2,451	$1,152	$6,603	$33,018

Net income (loss) per basic common share:
Continuing operations	$0.12	$0.05	$0.38	$0.15
Discontinued operations	0.00	0.01	(0.07)	1.41
Net income	$0.12	$0.06	$0.32	$1.56
Net income (loss) per diluted common share:
Continuing operations	$0.12	$0.05	$0.38	$0.15
Discontinued operations	0.00	0.01	(0.06)	1.40
Net income	$0.12	$0.06	$0.31	$1.56
Weighted number of common shares outstanding:
Basic	20,922	20,872	20,903	21,159
Diluted	21,127	20,911	21,060	21,194

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,603	$33,018
Gain on sale of assets of discontinued operations	—	(30,720)
Loss from discontinued operations	1,361	980
Income from continuing operations	7,964	3,278

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,810	2,977
Amortization of other intangible assets	6,066	5,096
Gain on sale of assets	(418)	—
Change in deferred income taxes	(1,795)	(892)
Termination of credit facility	—	494
Net amortization of premiums on investments available for sale	1,902	—
Other	(318)	155
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	1,832	2,242
Decrease in prepaid and other current assets	995	719
Decrease in accounts payable and accrued expenses	(5,665)	(1,300)
Income tax benefit from stock options exercised	126	125
Net change in income taxes payable (receivable)	12,516	(10,498)
Decrease in deferred revenue	(3,761)	(3,692)
Net change in other assets and liabilities	71	331
Net Cash Provided by (Used in) Continuing Operations	22,325	(965)
Net Cash Provided by Discontinued Operations	—	1,727
Net Cash Provided by Operating Activities	22,325	762
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of transaction costs	(1,113)	89,809
Purchases of property and equipment	(1,823)	(1,517)
Proceeds from maturities of investments held to maturity	—	13,056
Purchases of investments available for sale	(63,732)	(138,797)
Proceeds from sales and maturities of investments available for sale	61,956	38,966
Net proceeds on sale of assets	517	—
Amounts received from (deposited in) escrow funds	3,000	(3,000)
Capitalized software development cost	(2,509)	(1,142)
Capitalized internal-use software	(283)	(380)
Net Cash Used in Continuing Operations	(3,987)	(3,005)
Net Cash Used in Discontinued Operations	—	(835)
Net Cash Used in Investing Activities	(3,987)	(3,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from stock options exercised	876	773
Purchase of common stock for treasury	—	(9,496)
Principal payments on capital leases	(63)	(107)
Net Cash Provided by (Used in) Continuing Operations	813	(8,830)
Net Cash Used in Discontinued Operations	—	(106)
Net Cash Provided by (Used in) Financing Activities	813	(8,936)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(39)	150
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	19,112	(11,864)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	39,693	53,910
CASH AND EQUIVALENTS, END OF PERIOD	$58,805	$42,046

See notes to unaudited consolidated financial statements.

INFORMATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.                                    THE COMPANY

Information Holdings Inc. (IHI or the Company) is a leading provider of information products and services to intellectual property and life science markets.  IHI’s data businesses, which include MicroPatent, Master Data Center (MDC) and IDRAC, provide a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  IHI’s Liquent unit is a leading provider of life science regulatory intelligence and publishing solutions.

B.                                    THE THOMSON MERGER AGREEMENT

On June 28, 2004, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with The Thomson Corporation (Thomson), a global leader in providing integrated information solutions to business and professional customers whose common shares are traded on the Toronto Stock Exchange (TSX:TOC) and the New York Stock Exchange (NYSE:TOC).  The provisions of the Merger Agreement are complicated and not easily summarized.  Readers should review the definitive proxy statement and proxy statement supplement (the Proxy Statement) filed with the Securities and Exchange Commission (SEC) on July 27, 2004 and August 6, 2004, respectively, which contain additional information about the merger and include a copy of the Merger Agreement.

Under the terms of the Merger Agreement, a Thomson subsidiary will merge into the Company as a result of which Thomson will acquire all of the outstanding common stock of Information Holdings Inc. at a price of $28.00 per share in cash, representing an aggregate cost of approximately $441 million, net of cash and investments held by IHI, as of the date of the Merger Agreement.  Consummation of the transaction is subject to regulatory approvals and other customary closing conditions.  The IHI stockholders approved the Merger Agreement at a special meeting of its stockholders held on August 31, 2004.  At the time the merger becomes effective, each share of the Company’s common stock will be converted into the right to receive $28.00 in cash. Options to acquire shares under the Company’s 1998 Stock Option Plan will become fully vested and be converted into the right to receive the excess of $28.00 per share over the applicable stock option exercise price.  Fees associated with the transaction and incurred for the three and nine months ended September 30, 2004 approximated $0.8 million and $1.4 million, respectively.  Assuming completion of the transaction by December 31, 2004, IHI expects to incur additional expenses related to this transaction totaling approximately $5 million, which include:  investment banking, legal and accounting fees, and other fees and expenses associated with the transaction.

The Company has agreed that from the date of the signing of the Merger Agreement, until the closing date of the merger, it will, and will cause each of its subsidiaries to, carry on business in the ordinary course, and use commercially reasonable efforts to preserve intact its respective current business organizations, to keep its assets in good working condition, maintain the confidential nature of and legal protections applicable to material intellectual property rights, keep available the services of its respective current executive officers and key employees and maintain good working relationships with persons having a material business relationship with the Company.  The Company has also agreed to certain restrictions during this period related to items including, among other things: changes in capital structure, dividends, changes in organizational documents, acquisitions and dispositions, material agreements, employee benefits and compensation, accounting and tax practices, and capital expenditures.  These items are discussed in greater detail in the Proxy Statement.

The Proxy Statement includes a description of the termination provisions included in the Merger Agreement.  Pursuant to the Merger Agreement, the Company must pay to Thomson $20 million if the Merger Agreement is terminated under the circumstances set forth in the Merger Agreement and the Proxy Statement.  As described in the proxy statement supplement, under the terms of the memorandum of understanding, which is subject to certain conditions, setting forth the terms of a negotiated settlement of the purported class action lawsuit described in Note H — Legal Proceedings, the termination fee payable to Thomson would be reduced from $20 million to $18.5 million.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of IHI as of September 30, 2004, and the consolidated results of operations and cash flows for the periods presented herein.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated financial statements include the accounts of IHI and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

During 2003, the Company sold substantially all of the assets and certain liabilities of its wholly owned subsidiaries Transcender LLC and CRC Press and Subsidiaries (See Note F — Discontinued Operations).  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these components have been segregated from those of continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations for all periods presented herein.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data):	2004	2003	2004	2003

Net income as reported	$2,451	$1,152	$6,603	$33,018
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(200)	(496)	(1,107)	(1,890)
Pro forma net income	$2,251	$656	$5,496	$31,128

Earnings per common share:
Basic – as reported	$0.12	$0.06	$0.32	$1.56
Basic – pro forma	$0.11	$0.03	$0.26	$1.47
Diluted – as reported	$0.12	$0.06	$0.31	$1.56
Diluted – pro forma	$0.11	$0.03	$0.26	$1.47

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

In the first quarter of 2004 the Company received a valuation of the fair value of the identified intangible assets and their estimated useful lives which range from four to ten years.  The purchase price of CDC was accordingly adjusted to reflect acquired identified intangible assets of $4,810,000, and the related deferred tax liability recorded as a result of the gross up of acquired intangible assets was adjusted to $1,443,000 based on the valuation.  In addition, during the first nine months of 2004 certain other adjustments to the purchase price were recorded to increase net tangible assets acquired to $12,000.  Accordingly, non-deductible goodwill was adjusted to $22,908,000.

In accordance with the Company’s plan to integrate the CDC business with its Liquent business, the Company accrued as of the acquisition date approximately $765,000 of costs at CDC related to severance and for the remaining lease costs related to abandoned property.  As of September 30, 2004, the Company paid $452,000 of severance and $135,000 of lease costs against the liability.  For the year ended December 31, 2003, severance and integration costs of $749,000 had been charged to expense at Liquent related to the CDC integration.  The remaining liability at December 31, 2003 related to these costs was $606,000.  During the first quarter of 2004, Liquent charged additional severance costs related to the CDC integration of approximately $108,000 to Selling, general and administrative expense.  The Company paid $270,000 of severance costs and $163,000 of lease costs during the first nine months of 2004.  The remaining liability for lease costs of $280,000 will be paid over the life of the lease, which terminates in October 2005.

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

The following unaudited pro forma information presents the results of operations of the Company as if the 2003 acquisition of CDC had taken place on January 1, 2003:

(In thousands, except per share data)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Revenues	$21,740	$66,763
Net income	$424	$933
Basic income per common share	$0.02	$0.04
Diluted income per common share	$0.02	$0.04

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

F.                                      DISCONTINUED OPERATIONS

On December 22, 2003, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets and certain liabilities of Transcender LLC (Transcender) to Self Test Software, Inc., a subsidiary of Kaplan, Inc. (the Transcender Buyer).  The transaction was completed on December 31, 2003.  The Company received net proceeds of $9.0 million, representing the cash consideration for the assets sold less deal related expenses.  During the first nine months of 2004, the Company recorded a loss on sale of $1.4 million, net of income tax benefits, within discontinued operations primarily related to charges for abandoned real estate lease commitments and severance costs related to employees terminated in 2004.  Prior to sale, Transcender was included as part of the software segment (See Note I – Segment Information).

Pursuant to an Interim Transition Services Agreement (the TSA) between the Company and the Transcender Buyer, the Company acted as a service provider to the Transcender Buyer for the period from December 31, 2003 to May 31, 2004 (the Transition Period).  The TSA required the Company to retain all employees of Transcender through March 31, 2004 and certain employees through May 31, 2004.  The Transcender Buyer reimbursed the Company in full for all employee costs and incidental expenses during the Transition Period.  The Company was responsible to pay severance costs to any employee that was not offered employment or did not accept employment with the Transcender Buyer (the Terminated Employees).  During the first six months of 2004, the Company accrued and paid severance and related costs of approximately $0.3 million to the Terminated Employees; which costs resulted in a charge in discontinued operations of approximately $0.2 million, net of income tax benefits.  The Company has not incurred any additional severance and related costs associated with the Terminated Employees subsequent to June 30, 2004.  The Transcender Buyer also reimbursed the Company in full for all real estate costs through March 31, 2004 and for a portion of real estate costs from April 1, 2004 through May 31, 2004.  Effective May 31, 2004 (the Abandonment Date), the Company abandoned office and warehouse space associated with its former Transcender operations (the Transcender Space).  As of the Abandonment Date, the Company accrued approximately $1.7 million representing future lease commitments, net of estimated sublease income of $1.0 million associated with the Transcender Space.  The Company recorded a charge of $1.1 million, net of income tax benefits, in discontinued operations during the second quarter of 2004 related to the abandoned properties.  The Company has incurred approximately $250,000 of real estate costs since the Abandonment Date.  The remaining lease commitment is expected to be paid over the life of the lease, which expires in March 2008.  The Company is actively seeking to sublet the Transcender Space, but there is no assurance that the Company will be able to sublet the space.  Accordingly, the Company may incur an additional charge to discontinued operations related to the remaining lease commitment in the future.

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

Summary operating results for the discontinued operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003

Revenues	$—	$1,867	$—	$17,565

Loss from discontinued operations before income taxes	—	(400)	—	(1,498)
Benefit from income taxes on discontinued operations	—	141	—	518
Gain (loss) on sale of discontinued operations, net of income taxes	—	388	(1,361)	30,720
Income (loss) from discontinued operations, net of income taxes	$—	$129	$(1,361)	$29,740

G.                                    EARNINGS (LOSS) PER SHARE

The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003

Weighted average common shares outstanding:
Basic	20,922	20,872	20,903	21,159
Net effect of dilutive stock options – based on the treasury stock method	205	39	157	35
Diluted	21,127	20,911	21,060	21,194

For the three months ended September 30, 2004 and 2003, 262,248 and 881,276 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.  For the nine months ended September 30, 2004 and 2003, 402,748 and 918,276 stock options, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

H.                                    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 1, 2004, an action was filed as a purported class action in the Court of Chancery of the State of Delaware in and for New Castle County (Myszkowski v. Information Holdings Inc. et al., C.A. No. 537-N) against IHI, its directors and Thomson (the Class Action).  The complaint alleges, among other things, that approval of the merger by the Company’s directors amounted to a breach of fiduciary duty, that the $28.00 cash consideration per share to be received by the Company’s stockholders in the merger does not represent the true value of IHI and that there were relationships among Thomson, Warburg Pincus LLC, a New York limited liability company that manages Warburg, Pincus Ventures L.P., and some of the Company’s directors that created conflicts of interest preventing these directors from acting in the best interest of the Company’s stockholders.  The complaint asks for an injunction against the merger and damages as well as awarding the plaintiffs the costs and disbursements of this Class Action, including attorneys’ and experts’ fees.  The plaintiff and the defendants have negotiated a settlement to dismiss the action with prejudice, subject to (i) the drafting and execution of the settlement documents and the other agreements necessary to effectuate the terms of the proposed settlement; (ii) the completion by the plaintiff and his counsel of appropriate confirmatory discovery in the action sufficient to satisfy the plaintiff’s counsel that the proposed settlement is fair and reasonable; (iii) final court approval of the settlement and dismissal of the action with prejudice and without awarding costs to any party, except as agreed by the parties; and (iv) consummation of the merger, provided, that this condition (iv) shall be deemed to have been satisfied if the merger is not consummated due to (a) the merger not receiving the requisite vote of holders of outstanding shares of IHI common stock or (b) circumstances that give rise to the right of Thomson to receive from IHI a termination fee pursuant to the terms of the Merger Agreement.  As part of the memorandum of understanding, which is subject to certain conditions, setting forth the terms of a negotiated settlement, IHI agreed to provide the additional disclosure set forth in the proxy statement supplement filed with the SEC on August 6, 2004, and to pay fees and expenses of the plaintiff’s counsel in the amount of $280,000.  Additionally, Thomson agreed to reduce from $20 million to $18.5 million the termination fee to which it is entitled if the Merger Agreement is terminated under certain circumstances as described in the Merger Agreement and the Proxy Statement.  IHI and the other defendants continue to deny all of the allegations of wrongdoing contained in the complaint.  The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant.

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

Merger Commitments

In addition to the termination fee the Company could be required to pay Thomson as described above in Legal Proceedings, the Company has an engagement letter with Morgan Stanley & Company that provides for the payment of a transaction fee equal to 1% of the transaction value upon completion of the merger.  The transaction value, estimated at $441 million as of the date of the Merger Agreement, is defined as the gross proceeds to the stockholders, less the amount of cash and marketable securities held by the Company at the closing date.

Lease Commitments

The Company primarily leases office space, and office and computer equipment, for its primary domestic operating units based principally in the following states:  California, Connecticut, Michigan, Pennsylvania and Virginia.  The Company also leases office space for its primary foreign operating units based principally in France and England. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property, and certain leases include escalation clauses.

During the second quarter of 2004, the Company abandoned office and warehouse space associated with its Transcender Space.  Future lease obligations associated with the Transcender Space are included below, net of estimated sublease income (See Note F – Discontinued Operations).

Future annual minimum lease payments including estimated escalation amounts under noncancelable operating leases as of September 30, 2004 are as follows (in thousands):

Year ending December 31,
2004 (remaining three months)	$808
2005	2,800
2006	1,735
2007	1,443
2008	928
Thereafter	3,476
Total minimum lease payments	$11,190

I.                                         SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.  The Company evaluates earnings performance based on EBITDA of the respective business units.

The Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, MDC and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment is comprised solely of Liquent, a leading provider of life science regulatory intelligence and publishing solutions.  Other includes unallocated corporate items, which primarily consists of corporate expenses and merger costs.

The following tables set forth the information for the Company’s reportable segments of continuing operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES FROM EXTERNAL CUSTOMERS:
Data	$16,568	$14,478	$48,162	$42,687
Software (1)	6,713	4,429	22,799	15,625
Other	—	15	—	22
	$23,281	$18,922	$70,961	$58,334

EBITDA:
Data	$7,555	$5,877	$21,203	$17,037
Software (1)	482	(995)	3,134	(612)
Other	(2,075)	(986)	(5,279)	(4,402)
	$5,962	$3,896	$19,058	$12,023

INCOME (LOSS) FROM OPERATIONS:
Data	$5,426	$3,751	$14,096	$10,744
Software (1)	(303)	(1,624)	708	(2,484)
Other	(1,300)	(991)	(3,800)	(3,861)
	$3,823	$1,136	$11,004	$4,399

(1)                                  Results include operations of CDC from the date of the acquisition December 1, 2003 only (See Note E - Acquisition).

The Company evaluates the earnings performance of its segments based primarily on EBITDA. The Company believes that EBITDA is the most useful measure of business unit earnings because it more closely approximates the cash generating ability of each business compared to income (loss) from operations.  Income (loss) from operations includes charges for depreciation and amortization, the majority of which relate to amortization of intangible assets.  The Company generally does not incur capital expenditures to replace intangible assets within existing operations.

A reconciliation of EBITDA to income from continuing operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

EBITDA	$5,962	$3,896	$19,058	$12,023
Depreciation and amortization (1)	(2,914)	(2,763)	(9,101)	(8,202)
Interest income, net	792	519	2,367	1,327
Income from continuing operations before income taxes	3,840	1,652	12,324	5,148
Provision for income taxes	1,389	629	4,360	1,870
Income from continuing operations	$2,451	$1,023	$7,964	$3,278

(1)          Depreciation and amortization includes $75,000 and $44,000 of amortization of capitalized software, classified as Cost of sales for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, respectively, depreciation and amortization includes $225,000 and $129,000 of amortization of capitalized software classified as Cost of sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Net income	$2,451	$1,152	$6,603	$33,018
Other comprehensive income (loss):
Change in net unrealized gains and (losses) on available-for-sale investments	621	—	(979)	—
Change in net unrealized gains and (losses) on cash flow hedges	1	—	(165)	—
Reclass adjustment for net (losses) gains realized in net income	(17)	—	148	—
Foreign currency translation adjustments	558	3	(143)	(406)
Estimated tax (expense) benefit	(230)	—	378	—
Net change in other comprehensive income (loss)	933	3	(761)	(406)

Comprehensive income	$3,384	$1,155	$5,842	$32,612

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Information Holdings Inc. (IHI or the Company) for the three and nine months ended September 30, 2004 and 2003.  This review should be read in conjunction with the consolidated financial statements and notes presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2003 Annual Report on Form 10-K.

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

Proposed Merger with Thomson

On June 28, 2004, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with The Thomson Corporation (Thomson), a global leader in providing integrated information solutions to business and professional customers.  Under the terms of the Merger Agreement, a Thomson subsidiary will merge into the Company as a result of which Thomson will acquire all of the outstanding common stock of Information Holdings Inc. at a price of $28.00 per share in cash, representing an aggregate cost of approximately $441 million, net of cash and investments held by IHI, as of the date of the Merger Agreement.  Consummation of the transaction is subject to regulatory approvals and other customary closing conditions.  The IHI stockholders approved the Merger Agreement at a special meeting of its stockholders held on August 31, 2004.  At the time the merger becomes effective, each share of the Company’s common stock will be converted into the right to receive $28.00 in cash. Options to acquire shares under the Company’s 1998 stock option plan will become fully vested and be converted into the right to receive the excess of $28.00 per share over the applicable stock option exercise price.  Fees associated with the transaction and incurred for the three and nine months ended September 30, 2004 approximated $0.8 million and $1.4 million, respectively.  Assuming completion of the transaction by December 31, 2004, IHI expects to incur additional expenses related to this transaction totaling approximately $5 million, which include:  investment banking, legal and accounting fees, and other fees and expenses associated with the transaction.

The Company has agreed that from the date of the signing of the Merger Agreement, until the closing date of the merger, it will, and will cause each of its subsidiaries to, carry on business in the ordinary course, and use commercially reasonable efforts to preserve intact its respective current business organizations, to keep its assets in good working condition, maintain the confidential nature of and legal protections applicable to material intellectual property rights, keep available the services of its respective current executive officers and key employees and maintain good working relationships with persons having a material business relationship with the Company.  The Company has also agreed to certain restrictions during this period related to items including, among other things:  changes in capital structure, dividends, changes in organizational documents, acquisitions and dispositions, material agreements, employee benefits and compensation, accounting and tax practices, and capital expenditures.

Overview

The discussions that follow do not take into account the potential impact of the Company’s proposed merger with Thomson announced on June 28, 2004, except for costs associated with the planned merger which are reflected in the Company’s results for the three and nine months ended September 30, 2004.

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

The Company has two reportable segments contributing to its results from continuing operations: data and software.  The data segment, which includes MicroPatent, Master Data Center (MDC) and IDRAC, provides a broad array of databases, information products and complementary services for intellectual property and regulatory professionals.  The software segment is comprised solely of Liquent, a leading provider of life science regulatory intelligence and publishing solutions.  Other includes unallocated corporate items, consisting primarily of corporate expenses, merger costs and interest income earned on the Company’s taxable fixed income portfolio program (the Investment Program).  Corporate assets consist principally of cash, cash equivalents and investments.

On February 27, 2003, the Company entered into a definitive purchase agreement (the Purchase Agreement) to sell substantially all of the assets and certain liabilities of CRC Press and its subsidiaries (CRC) to CRC Press I LLC and Routledge No. 2 Limited, both wholly owned subsidiaries of Taylor & Francis Group plc.  The transaction was completed on April 8, 2003.

On December 1, 2003, the Company acquired the issued share capital of CDC Solutions Limited (CDC) for cash consideration of approximately $26.3 million.  CDC, a leading provider of life science regulatory intelligence and publishing solutions, has been integrated with the Company’s Liquent business.  The results of operations of the acquired business have been included in the Consolidated Statement of Operations from the date of acquisition.  Since CDC has been combined with Liquent, CDC operations are included in the software segment for reporting purposes.

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

The Company’s critical accounting policies are disclosed in the Company’s 2003 Annual Report on Form 10-K.  There have been no material changes to these policies during the first nine months of fiscal 2004.

Consolidated Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Summary

Total revenues increased $4.4 million, or 23%, to $23.3 million.  Revenues increased by $2.1 million, or 14%, in the data segment and $2.3 million, or 52%, in the software segment.  During the quarter ended September 30, 2004, the Company derived approximately 56% of its revenues from product sales and approximately 44% from service revenues.

Product revenues, which are derived from software license agreements, database subscriptions, and the sale of patent searching, retrieval and analysis products, increased $1.6 million, or 14%, to $13.1 million.  Overall, new and existing customers increased demand for the Company’s products in 2004.  MicroPatent experienced increased volume of core subscription product sales and in file history transactional revenues, while IDRAC experienced an increase in database subscriptions.  Product revenues also increased as the result of the acquisition of CDC in December 2003.  Service revenues, which include fees for software maintenance, consulting, training, patent annuity and trademark renewal payment services, increased $2.8 million, or 37%, to $10.2 million.  The increase was primarily attributable to the growth of the service business as a result of the acquisition of CDC.  Service revenues also increased at MDC primarily as the result of volume increases in intellectual property management services, due to increased sales of existing services to new customers, in addition to increased average pricing.

Total cost of sales increased $0.7 million, or 11%, to $6.5 million.  Gross profit margins increased to 71.9% in the third quarter of 2004, from 69.0% for the corresponding period in 2003.  The improvement in gross profits was due primarily to cost efficiencies as a result of the successful integration of the Company’s Liquent and CDC business units and the favorable impact of foreign exchange at IDRAC.

Selling, general and administrative expenses (SG&A) increased by $0.9 million, or 10%, to $10.1 million due primarily to operating expenses related to CDC.  Partially offsetting these expense increases were decreased severance costs, as the Company’s Liquent unit incurred severance expenses of approximately $0.7 million in the prior year.  Depreciation and amortization increased by $0.1 million, or 4%, to $2.8 million due primarily to amortization of intangible assets associated with the acquisition of CDC and the impact of foreign exchange fluctuations on amortization of intangible assets in the Company’s IDRAC unit during the third quarter of 2004, partially offset by decreased depreciation on property and equipment.

Based on the factors above, income from operations increased $2.7 million, or 236%, to $3.8 million.

During the third quarter of 2004, the Company recorded $0.8 million of non-operating expenses directly related to proxy costs, legal and accounting services associated with the pending acquisition of IHI by Thomson.

Net interest income increased by $0.3 million, or 53%, to $0.8 million.  Interest income increased by approximately $0.3 million in 2004 due primarily to higher yields earned in the Company’s Investment Program initiated in August 2003, and increased balances of cash and investments, including proceeds and tax refunds received related to discontinued operations.

Based on the factors above, income from continuing operations before income taxes increased by $2.2 million to $3.8 million.

The provision for income taxes as a percentage of pre-tax income was approximately 36% in the third quarter of 2004, compared to approximately 38% for the corresponding period in 2003.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes and permanent items.  The decrease in the tax rate is due to the favorable impact of permanent book-tax differences, which increased in dollar amount due to the CDC acquisition, partially offset by the increase in pre-tax income.

Based on the factors above, income from continuing operations increased by $1.4 million to $2.5 million, or $0.12 per diluted common share, in the third quarter of 2004 from $1.0 million, or $0.05 per diluted common share, in the third quarter of 2003.

There were no results from discontinued operations during the third quarter of 2004. Income from discontinued operations approximated $0.1 million, or $0.01 per diluted common share, in the third quarter of 2003.  Income from discontinued operations in the third quarter of 2003 relates to a slight revision in the gain on sale of CRC Press, partially offset by operating losses at Transcender.

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

Segment Review

Data

Total revenues increased $2.1 million, or 14%, to $16.6 million.  During the quarter ended September 30, 2004, the data segment derived approximately 71% of its revenues from product sales and approximately 29% from service revenues.  Product revenues increased $0.9 million, or 8%, to $11.7 million.  The strongest areas of product revenue growth included:  patent information subscriptions; MicroPatent transactional revenues related to file histories; and database subscriptions at IDRAC.  The primary growth driver in each area was increased volume and, in the case of IDRAC, favorable foreign exchange rates.  MicroPatent volume growth relates primarily to sales of PatentWeb and Aureka products to new customers, as well as file history sales to both new and existing customers.  IDRAC volume growth relates primarily to increased sales of existing products and services to new customers.  Service revenues increased $1.2 million, or 33%, to $4.9 million.  Data segment service revenues, which are derived solely from MDC, increased primarily as the result of volume increases in intellectual property management services due primarily to sales of existing services to new customers, in addition to increased average pricing.

Total segment cost of sales increased $0.5 million, or 12%, to $4.6 million.  Total segment gross profit margins increased to 72.3% in the third quarter of 2004, from 71.8% for the corresponding period in 2003.  Gross product profit margins increased to 75.2% from 74.2%, while gross service profit margins increased to 65.5% from 64.7%.   The increase in gross product profit margins is due primarily to higher gross profits at IDRAC, which had relatively flat costs while increasing revenues, while the increase in gross service profit margins is attributable to operating leverage associated with increased revenues at MDC.

Income from operations increased $1.7 million, or 45%, to $5.4 million.  Income from operations increased due primarily to the gross profit increases noted above. SG&A expenses, depreciation and amortization were relatively consistent with the prior year period.

EBITDA increased $1.7 million, or 29%, to $7.6 million.  EBITDA margins approximated 46% in the third quarter of 2004, compared to 41% for the corresponding period in 2003, due primarily to the increase in gross profits.

Software

Revenues increased $2.3 million, or 52%, to $6.7 million.  All revenues in the segment relate to Liquent.  During the quarter ended September 30, 2004, Liquent derived approximately 80% of its revenues from service revenues and approximately 20% from product sales.  Service revenues increased $1.6 million, or 41%, to $5.4 million.  The increase is mainly attributable to increased volume in maintenance revenues as a result of the acquisition of CDC, coupled with volume growth related to sales of core software products to existing customers of Liquent and CDC.  Product revenues increased $0.7 million, or 114%, to $1.3 million due to revenues associated with the acquisition of CDC.  Software product revenues were below expected levels due to the volume of completed license deals.  The Company’s pipeline of potential license sales has remained relatively strong, although a lower percentage of deals have closed than historically experienced by the Company.  The Company currently expects to generate increased license sales from its new InSight Manager products beginning in December 2004.

Total segment cost of sales increased $0.2 million, or 9%, to $1.9 million.  Total segment gross profits increased to 71.0% during the third quarter of 2004, from 59.7% for the corresponding period in 2003.  Gross service profit margins increased to 67.7% from 55.2%, while gross product profit margins decreased to 84.1% from 86.7%.  Total software segment gross profits increased primarily as a result of cost reduction initiatives and efficiencies resulting from the successful integration of the Company’s Liquent and CDC business units.

Loss from operations in this segment decreased $1.3 million to $0.3 million.  The improvement is due primarily to revenue increases as a result of the acquisition of CDC and severance costs of $0.7 million recorded in the prior year period, partially offset by:  costs associated with CDC in the third quarter of 2004; the impact of below expected overall software revenues due to delayed license deals; and the impact of additional amortization of CDC intangible assets.

EBITDA in this segment increased $1.5 million to $0.5 million.  EBITDA margins approximated 7% in the third quarter of 2004, whereas the segment experienced a loss in the third quarter of 2003.  The most significant factors in the increase were increased revenues, cost efficiencies resulting from the integration of CDC and the absence of severance costs in the current year period.

Other

Losses from other operations increased by $0.3 million to $1.3 million in third quarter of 2004, due primarily to increased professional fees at corporate.

During the third quarter of 2004, the Company recorded $0.8 million of non-operating expenses directly related to proxy costs, legal and accounting services associated with the pending acquisition of IHI by Thomson.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Summary

Total revenues increased $12.6 million, or 22%, to $71.0 million.  Revenues increased by $5.5 million, or 13%, in the data segment and $7.2 million, or 46%, in the software segment.  During the first nine months of 2004, the Company derived approximately 58% of its revenues from product sales and approximately 42% from service revenues.

Product revenues, which are derived from software license agreements, database subscriptions, and the sale of patent search, retrieval and analysis products, increased $5.8 million, or 17%, to $41.2 million.  Overall, new and existing customers increased demand for the Company’s products in 2004.  MicroPatent experienced increased volume of core subscription product sales and in file history transactional revenues, while IDRAC experienced an increase in database subscriptions.   Product revenues also increased as the result of the acquisition of CDC in December 2003.  Service revenues, which include fees for software maintenance, consulting, training, patent annuity and trademark renewal services, increased $6.8 million, or 30%, to $29.7 million.  The increase was primarily attributable to the growth of the service business as a result of the acquisition of CDC.  Service revenues also increased at MDC primarily as the result of volume increases in intellectual property management services, due to increased sales of existing services to new customers, in addition to increased average pricing.

Total cost of sales increased $1.3 million, or 7%, to $20.0 million.  Gross profit margins increased to 71.9% in the first nine months of 2004, from 68.1% in the corresponding period of 2003.  The improvement in gross profit margins is due primarily to cost efficiencies resulting from the successful integration of the Company’s Liquent and CDC business units, as well as a shift in sales mix towards higher margin products at MicroPatent.

SG&A increased by $3.9 million, or 14%, to $31.1 million due primarily to operating expenses related to CDC.  Partially offsetting these expense increases were decreased severance costs, as the Company’s Liquent unit incurred severance expenses of approximately $0.8 million in the prior year.  Depreciation and amortization increased by $0.8 million, or 10%, to $8.9 million due primarily to amortization of intangible assets associated with the acquisition of CDC and the impact of foreign exchange fluctuations on amortization of intangible assets in the Company’s IDRAC unit.

Based on the factors above, income from operations increased $6.6 million, or 150%, to $11.0 million.

During the first nine months of 2004, the Company recorded $1.4 million of non-operating expenses directly related to proxy costs, legal and accounting services associated with the pending acquisition of IHI by Thomson.  The merger expenses were partially offset by a $0.4 million gain on sale of patents at MicroPatent recorded in 2004.  During the first nine months of 2003, the Company charged approximately $0.6 million to non-operating expenses associated with the early termination of a credit agreement.  The early termination costs included approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

Net interest income increased by $1.0 million, or 78%, to $2.4 million.  Interest income increased by approximately $1.0 million in 2004 due primarily to higher yields earned in the Company’s Investment Program initiated in August 2003, and increased balances of cash and investments, including proceeds received related to discontinued operations.

Based on the factors above, income from continuing operations before income taxes increased by $7.2 million, or 139%, to $12.3 million.

The provision for income taxes as a percentage of pre-tax income remained relatively stable at approximately 35% in the first nine months of 2004 compared to 36% in the prior year period.  The effective tax rate differs from statutory rates primarily as a result of state, local and foreign income taxes and permanent items.  The tax rate remained relatively constant due to the favorable impact of permanent book-tax differences, which increased in dollar amount as a result of the CDC acquisition, offset by the increase in pre-tax income.

Based on the factors above, income from continuing operations increased by $4.7 million to $8.0 million, or $0.38 per diluted common share, in the first nine months of 2004 from $3.3 million, or $0.15 per diluted common share, in the first nine months of 2003.

(Loss) income from discontinued operations approximated $(1.4) million, or $(0.07) per diluted common share, in the first nine months of 2004, compared to $29.7 million, or $1.41 per diluted common share, in the first nine months of 2003.  Loss from discontinued operations in the first nine months of 2004 is related to charges for remaining abandoned real estate obligations and severance following the disposition of Transcender.  Income from discontinued operations in the first nine months of 2003 is related primarily to a gain on the disposition of the assets of CRC.  The gain totaled $30.7 million, net of income taxes associated with the transaction of $16.1 million.

A reconciliation of segment EBITDA to income (loss) from continuing operations before income taxes is presented after the discussion of operating results.

Segment Review

Data

Total revenues increased $5.5 million, or 13%, to $48.2 million.  During the first nine months of 2004, the data segment derived approximately 72% of its revenues from product sales and approximately 28% from service revenues.  Product revenues increased $2.9 million, or 9%, to $34.8 million.  The strongest areas of product revenue growth included:  patent information subscriptions; MicroPatent transactional revenues related to file histories; and database subscriptions at IDRAC.  The primary growth driver in each area was increased volume and, in the case of IDRAC, favorable foreign exchange rates.  MicroPatent volume growth relates primarily to sales of PatentWeb and Aureka products to new customers, as well as file history sales to both new and existing customers.  IDRAC volume growth relates primarily to increased sales of existing products and services to new customers.  Service revenues increased $2.6 million, or 24%, to $13.4 million.  Data segment service revenues, which are derived solely from MDC, increased primarily as the result of volume increases in intellectual property management services due primarily to sales of existing services to new customers, in addition to increased average pricing.

Total segment cost of sales increased $1.3 million, or 11%, to $13.7 million.  Total segment gross profit margins increased to 71.5% in the first nine months of 2004, from 70.9% for the corresponding period in 2003.  Gross product profit margins increased to 74.8% from 73.4%, while gross service profit margins decreased to 62.7% from 63.6%.   The increase in gross product profit margins is due primarily to higher gross profits at MicroPatent resulting from increased web based transactions which have relatively fixed costs, while the decrease in gross service profit margins is attributable to the increased production and customer service-related compensation expense in the first half of the year at MDC.

Income from operations increased $3.3 million, or 31%, to $14.1 million.  Income from operations increased due primarily to the gross profit increases noted above; partially offset by the increase in compensation expense at MDC and increased amortization of intangible assets at IDRAC due to exchange rate fluctuations.

During the first nine months of 2004, MicroPatent recorded a gain of $0.4 million, net of associated deal costs of $0.2 million, related to the sale of patents.

EBITDA increased $4.2 million, or 24%, to $21.2 million.  EBITDA margins approximated 44% in the first nine months of 2004, compared to 40% in the first nine months of 2003.  The most significant factors in the increase were the growth in segment revenues, partially offset by increased compensation expense.

Software

Revenues increased $7.2 million, or 46%, to $22.8 million.  All revenues in the segment relate to Liquent.  During the first nine months of 2004, Liquent derived approximately 72% of its revenues from service revenues and approximately 28% from product sales.  Service revenues increased $4.2 million, or 35%, to $16.4 million.  The increase is mainly attributable to increased volume in maintenance revenues as a result of the acquisition of CDC, coupled with volume growth related to sales of core software products to existing customers of Liquent and CDC.  Product revenues increased $2.9 million, or 84%, to $6.4 million, due primarily to revenues associated with the acquisition of CDC.  Software product revenues were below expected levels due to the volume of completed license deals.  The Company’s pipeline of potential license sales has remained relatively strong, although a lower percentage of deals have closed than historically experienced by the Company.  The Company currently expects to generate increased license sales from its new InSight Manager products beginning in December 2004.

Total segment cost of sales was consistent with the prior year at $6.2 million.  Total segment gross margins increased to 72.7% in the first nine months of 2004, from 60.2% for the corresponding period in 2003.  Gross service margins increased to 66.6% from 52.7%, while gross product margins increased to 88.1% from 86.4%.   Total software segment gross margins increased primarily as a result of cost reduction initiatives and efficiencies resulting from the successful integration of the Company’s Liquent and CDC business units.

Income (loss) from operations in this segment increased $3.2 million to $0.7 million.  Income from operations increased at Liquent due primarily to the revenue increases resulting from the December 2003 acquisition of CDC and decreased severance costs, partially offset by a full nine months of costs associated with CDC in 2004 and the impact of additional amortization of CDC intangible assets.  Income from operations trailed expected levels due to impact of license sales discussed above.

EBITDA in this segment increased $3.7 million to $3.1 million.  EBITDA margins approximated 14% in the first nine months of 2004, compared to a loss in the prior year period.  The most significant factors in the increase were increased revenues, decreased severance costs and cost efficiencies resulting from the integration of CDC.

Other

Losses from other operations decreased by $0.1 million, to $3.8 million in the first nine months of 2004.  Losses from other operations were relatively consistent, with a decrease in costs related to patent licensing activities in the Company’s LPS unit offset by slightly higher corporate overhead costs.

During the first nine months of 2004, the Company recorded $1.4 million of non-operating expenses directly related to proxy costs, legal and accounting services associated with the pending acquisition of IHI by Thomson.  During the first nine months of 2003, the Company charged approximately $0.6 million to non-operating expenses associated with the early termination of a credit agreement.  The early termination costs included approximately $0.5 million for the write-off of unamortized fees, representing a non-cash charge.

A reconciliation of segment EBITDA to income (loss) from continuing operations before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003

Data segment
EBITDA	$7,555	$5,877	$21,203	$17,037
Amortization of capitalized software	—	(2)	(1)	(11)
Depreciation and amortization	(2,136)	(2,133)	(6,696)	(6,309)
Interest income, net	61	21	151	140
Income from continuing operations before income taxes	5,480	3,763	14,657	10,857

Software segment
EBITDA	482	(995)	3,134	(612)
Amortization of capitalized software	(75)	(42)	(224)	(118)
Depreciation and amortization	(700)	(581)	(2,168)	(1,730)
Interest income (expense), net	5	(4)	11	(11)
(Loss) income from continuing operations before income taxes	(288)	(1,622)	753	(2,471)

Other
EBITDA	(2,075)	(986)	(5,279)	(4,402)
Depreciation and amortization	(3)	(5)	(12)	(34)
Interest income, net	726	502	2,205	1,198
Loss from continuing operations before income taxes	(1,352)	(489)	(3,086)	(3,238)

Consolidated
EBITDA	5,962	3,896	19,058	12,023
Amortization of capitalized software	(75)	(44)	(225)	(129)
Depreciation and amortization	(2,839)	(2,719)	(8,876)	(8,073)
Interest income, net	792	519	2,367	1,327
Income from continuing operations before income taxes	$3,840	$1,652	$12,324	$5,148

Liquidity and Capital Resources

The Thomson Merger Agreement

On June 28, 2004, the Company entered into a Merger Agreement with Thomson, a global leader in providing integrated information solutions to business and professional customers.  Under the terms of the Merger Agreement, a Thomson subsidiary will acquire all of the outstanding common stock of Information Holdings Inc. at a price of $28.00 per share in cash, representing an aggregate cost of approximately $441 million, net of cash and investments held by IHI, as of the date of the Merger Agreement.  Consummation of the transaction is subject to regulatory approvals and other customary closing conditions.  The IHI stockholders approved the Merger Agreement at a special meeting of its stockholders held on August 31, 2004.  Fees associated with the transaction and incurred for the nine months ended September 30, 2004 approximated $1.4 million.  Assuming completion of the transaction by December 31, 2004, IHI expects to incur additional expenses related to this transaction totaling approximately $5 million, which include:  investment banking, legal and accounting fees, and other fees and expenses associated with the transaction.  A significant portion of the remaining fees are only payable only upon completion of the sale of IHI.

The Company has agreed to certain restrictions during the period between the signing of the Merger Agreement and the completion of the merger related to items including, among other things: changes in capital structure, dividends, changes in organizational documents, acquisitions and dispositions, material agreements, employee benefits and compensation, accounting and tax practices, and capital expenditures.   These restrictions may limit the Company’s ability to engage in certain transactions and to fund certain projects it may have otherwise engaged in.  Additionally, the Company must pay to Thomson $20 million if the Merger Agreement is terminated under the circumstances set forth in the Merger Agreement and the Proxy Statement.  As described in the proxy statement supplement, under the terms of the memorandum of understanding, which is subject to certain conditions, setting forth the terms of a negotiated settlement of the purported class action lawsuit described in Note H – Legal Proceedings, the termination fee payable to Thomson would be reduced from $20 million to $18.5 million.  Any payment of any such termination fee would materially reduce the Company’s cash and working capital.

During the period between the signing of the Merger Agreement and the completion of the merger, the Company has certain restrictions on the use of its cash, as discussed in Note B – The Thomson Merger Agreement.  The primary provision related to cash and investments requires the Company to reinvest proceeds from investments that mature into short-term (less than 30-day) U.S. dollar deposits.

Transcender Sale

On December 31, 2003, the Company completed the sale of its Transcender business unit.  The Company received net proceeds of $9.0 million representing the cash consideration for the assets sold less deal related expenses.  In connection with the sale of Transcender, effective May 31, 2004 (the Abandonment Date), the Company abandoned certain office and warehouse space (the Transcender Space).  As of the Abandonment Date, the Company accrued approximately $1.7 million representing future lease commitments, net of estimated sublease income of $1.0 million associated with the Transcender Space.   The Company has incurred approximately $250,000 of real estate costs since the Abandonment Date.  The remaining lease commitment is expected to be paid over the life of the lease, which expires in March 2008.  The Company is actively seeking to sublet the Transcender Space, but there is no assurance that the Company will be able to sublet the space.  Accordingly, the Company may incur an additional charge to discontinued operations related to the remaining lease commitment in the future.

CRC Sale

On April 8, 2003, the Company completed the sale of CRC and received net proceeds of approximately $90 million, representing the cash consideration for the assets sold less deal related expenses and an adjustment made based on the closing balance sheet of CRC in accordance with the underlying Purchase Agreement. On April 8, 2004, the Company received $3.0 million of proceeds previously held in escrow related to certain representations and warranties contained in the Purchase Agreement.  All proceeds previously held in escrow were classified as Restricted cash in the Consolidated Balance Sheets.  The Company has no material obligations remaining related to this transaction, nor does it have any additional future proceeds.

CDC Acquisition

On December 1, 2003, the Company acquired the issued share capital of CDC for cash consideration of approximately $26.3 million, including approximately $3.8 million currently held in escrow for estimated guaranteed earnouts as defined and calculated in accordance with the underlying Share Purchase Agreement (SPA).

Under the terms of the SPA, the sellers are entitled to potential future consideration dependent on future operating results.  In addition to guaranteed future consideration of approximately $3.8 million, which has been paid into escrow, the Company has a further liability to the sellers based on the combined future operating results of Liquent and CDC for the three year period ending December 31, 2006 (the Earnout Consideration).  The specific provisions of each contingency are detailed in Note E - Acquisition.  The Earnout Consideration could be as little as zero and as much as £10,000,000.  Amounts due for Earnout Consideration, if any, will be paid during the second quarter of 2007 unless the provisions related to a change in control as outlined in Note E – Acquisition come into effect.

All payments associated with the transaction are expected to be paid from cash on hand or from operating cash flow from existing businesses.

Nine Months Ended September 30, 2004 Cash Flows

Cash and cash equivalents, including short-term investments, totaled $68.1 million at September 30, 2004 compared to $52.0 million at December 31, 2003.  During the first half of 2004, the Company received a federal income tax refund of approximately $10.8 million as a result of the sale of Transcender and $3.0 million for amounts previously held in escrow related to the sale of CRC.  The aforementioned funds have been invested in accordance with the Company’s Investment Program.  At September 30, 2004, the Company’s Investment Program also included $86.1 million of long-term investments, comprised of U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  Maturities of the Company’s long-term investments range from one to three years.  Excluding cash, cash equivalents and short-term investments, the Company’s continuing operations had working capital deficits at September 30, 2004 and at December 31, 2003.  The Company receives patent annuity payments and subscription payments in advance and, therefore, the Company’s existing operations are expected to maintain very low or negative working capital balances, excluding cash, cash equivalents and short-term investments.  Included in current liabilities at September 30, 2004, are obligations related to patent annuity payments of approximately $30.3 million and deferred revenue of approximately $22.3 million.  The Company’s cash position remains strong with currently over $154 million in cash, cash equivalents and investments, and no debt.  These funds will be used for cash requirements of the Company’s existing operations for the foreseeable future including all contractual obligations as they become due.  The Company currently does not have any agreements, arrangements or understandings with respect to any prospective material acquisitions.  Pending such uses, the Company will continue to manage the funds in accordance with IHI’s Investment Program and the terms of the Merger Agreement.

Cash generated from operating activities of continuing operations was $22.3 million for the nine months ended September 30, 2004, derived from income of $8.0 million plus non-cash charges of $8.2 million and a decrease in net operating assets of $6.1 million during the period.  The decrease in net operating assets relates primarily to a decrease in income taxes receivable, resulting from a federal income tax refund of approximately $10.8 million received during March 2004.  Estimated income tax payments made during 2003 were refunded to the Company in 2004 as a result of tax losses realized from the sale of Transcender in December 2003.  The decrease in net operating assets was also due to a net decrease in accounts receivable.  The most significant receivables decreases were at MicroPatent and IDRAC where collections continue to be strong.  These decreases were partially offset by an increase in receivables at MDC, due to timing of customer cash receipts.  These decreases in net operating assets were partially offset by a decrease in accrued expenses primarily at Liquent based on the payment of integration and deal related costs associated with the acquisition of CDC, a business acquired in December 2003.  In addition, deferred revenue decreased at MicroPatent and IDRAC based on the timing of the recognition of deferred subscription revenue.

Cash used in investing activities from continuing operations was $4.0 million for the nine months ended September 30, 2004 due primarily to an increase in investment purchases, net of sales and maturities, of $1.8 million and additional transaction costs of $1.4 million paid in the first nine months of 2004 related to the dispositions of CRC and Transcender.  These uses of cash were partially offset by the receipt of $3.0 million of proceeds previously held in escrow related to the sale of CRC, net proceeds received by the Company of $0.5 million resulting from the Patent Sale and $0.3 million of additional proceeds received on the sale of Transcender as a result of a post-closing adjustment.  Capital expenditures, including capitalized software costs, approximated $4.6 million for the nine months ended September 30, 2004.  Excluding acquisitions of businesses, the Company’s existing operations are not capital intensive.

Cash provided by financing activities from continuing operations was $0.8 million for the nine months ended September 30, 2004, primarily the result of net cash proceeds received from the issuance of common stock from stock option exercises.  As of September 30, 2004, approximately $35 million remains authorized for future common stock repurchases pursuant to the Company’s share buyback program.  During the period between the signing of the Merger Agreement and the completion of the merger, the Company is prohibited from repurchasing shares.

The effect of exchange rates on cash and cash equivalents were immaterial in the period.  Exchange rates were impacted by foreign currency translation of local currency to the U.S. dollar of balances recorded within the Company’s European subsidiaries IDRAC and Liquent.

Future Noncancelable Minimum Lease Payments

Future annual minimum lease payments including estimated escalation amounts under noncancelable operating leases as of September 30, 2004 are as follows (in thousands):

Year ending December 31,
2004 (remaining three months)	$808
2005	2,800
2006	1,735
2007	1,443
2008	928
Thereafter	3,476
Total minimum lease payments	$11,190

Based on past performance and current expectations, the Company believes that available cash and cash equivalents, together with funds generated from operations and amounts included in its Investment Program will be sufficient to fund the cash requirements of its existing operations for the foreseeable future including all contractual obligations as they become due. Other than normal operating expenses, cash requirements for the balance of 2004 are expected to consist primarily of capital expenditures related to enhancements to the Company’s production capacity and information systems.  Future operating requirements and capital needs may be subject to economic conditions and other factors, many of which are beyond the Company’s control.

During the period between the signing of the Merger Agreement and the completion of the merger, the Company has certain restrictions on the use of its cash, as discussed in Note B — The Thomson Merger Agreement.  Among these restrictions is the requirement to obtain the consent of Thomson for acquisitions and for capital expenditures on an individual basis in excess of $250,000 or in an aggregate amount in excess of $1.3 million for the fourth quarter of 2004 and $1.5 million per quarter thereafter.  The Company believes that it can fund its normal capital requirements within the prescribed limits.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk - The primary objective of the Company’s investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents and investments in a variety of securities, including U.S. government notes, collateralized mortgage obligations, and corporate notes and bonds.  As of September 30, 2004, approximately 10% of the Company’s portfolio matures in one year or less, with the remainder maturing in less than three years.   The Company does not use derivative financial instruments in its investment portfolio.  Investments are placed with high credit quality issuers and, by policy, the Company limits the amount of credit exposure to any one issuer.  The Company does not hold securities for trading purposes.

At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company’s investment portfolio.  Conversely, declines in interest rates could have a material favorable impact on interest earnings from the Company’s investment portfolio.  As of September 30, 2004, the aggregate fair value of available-for-sale securities yielding unrealized losses amounted to approximately $83,146,000.  Due to the short-term nature of unrealized loss positions, no unrealized losses are considered to be other than temporary.  The Company does not currently hedge interest rate exposures.

Foreign Currency Exchange Rate Risk - The financial statements of the Company’s foreign subsidiaries are translated from the local currency into U.S. dollars.  Assets and liabilities are translated using exchange rates in effect at the balance sheet date, except certain accounts of subsidiaries whose functional currency is the U.S. dollar, and translation adjustments are accumulated in a separate component of stockholders’ equity.  Revenue and expenses are translated at average monthly exchange rates, and translation adjustments are charged and credited to income.  As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound and the Euro.  During the quarters ended September 30, 2004 and 2003, the Company’s operating results include net foreign exchange losses of $41,000 and $43,000, respectively.  During the nine months ended September 30, 2004 and 2003, the Company’s operating results include net foreign exchange losses of $45,000 and $49,000, respectively.

A subsidiary of the Company routinely enters into forward contracts to acquire various international currencies in an effort to hedge foreign currency transaction exposures of its operations.  Such forward contracts have been designated as hedges for future annual patent payments to related international regulatory agencies.  At September 30, 2004, the subsidiary of the Company had entered into forward contracts to acquire various international currencies, all having maturities of less than seven months, aggregating approximately $29,921,000.  Net realized gains relating to forward contracts for the three and nine months ended September 30, 2004 were $85,000 and $208,000, respectively.  Net realized gains and losses relating to forward contracts were immaterial for the three and nine months ended September 30, 2003.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

Item 4.           Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2004.  During the third quarter of 2004 the Company’s MicroPatent subsidiary upgraded its integrated accounting software, which includes a contracts reporting module, in order to improve its internal controls over financial reporting.  Except as noted above, there have been no other changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Reference is made to Part I, Item 3, Legal Proceedings, in the Company’s Form 10K for the fiscal year ended December 31, 2003 and to Part II, Item 1, Legal Proceedings, in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, for a complete description of the proceedings reported therein and certain subsequent developments of the proceedings reported therein.

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

Item 4.           Submission of Matters to a Vote of Security Holders

A Special Meeting of the Company’s Stockholders was held on August 31, 2004.  A total of 17,378,519 shares, or 83% of the total outstanding shares, were represented and entitled to vote.  The following proposals were approved by the votes indicated below:

(a)                                  A proposal for the adoption of the Agreement and Plan of Merger, dated as of June 28, 2004, among Information Holdings Inc., The Thomson Corporation, an Ontario, Canada corporation (Thomson), and Thyme Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Thomson (Thyme).

Affirmative Votes	17,053,383
Negative Votes	15,036
Abstain	310,100

(b)                                 A proposal to grant the persons named as proxies discretionary authority to vote to adjourn the Special Meeting, if necessary.

Affirmative Votes	14,419,366
Negative Votes	2,642,525
Abstain	316,628

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On July 23, 2004, the Company furnished a Current Report on Form 8-K announcing the preliminary financial results of the Company for the quarter ended June 30, 2004.  In accordance with Item 12 of Form 8-K, the Form 8-K and the press release attached as an exhibit thereto were furnished and not “filed” with the SEC.

On August 12, 2004, the Company filed a Current Report on Form 8-K announcing that IHI and Thomson have received a request for additional information and documentary material from the Department of Justice (DOJ) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 following the DOJ’s review of the proposed acquisition of IHI by Thomson. The Press Release was attached thereto as an exhibit and was incorporated therein by reference.

On August 31, 2004, the Company filed a Current Report on Form 8-K announcing that at the IHI Special Stockholders’ Meeting held on August 31, 2004, the stockholders of IHI voted to adopt the Agreement and Plan of Merger, dated as of June 28, 2004, by and among IHI, Thomson, and Thyme.  The press release was attached thereto as an exhibit and was incorporated therein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION HOLDINGS INC.

Date: November 3, 2004	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer